Form 10-Q
period 2023-03-31
Knife River Holding Co
filed 2023-05-16
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission file number 1-41642
Knife River Holding Company
(Exact name of registrant as specified in its charter)

Delaware	92-1008893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 West Century Avenue
P.O. Box 5568
Bismarck, North Dakota 58506-5568
(Address of principal executive offices)
(Zip Code)
(701) 530-1400
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	KNF	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2023: 1,000 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of MDU Resources and the direct parent company of Knife River prior to the spinoff
Company	Knife River
COVID-19	Coronavirus disease 2019
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River Holding Company	The holding company established in conjunction with the proposed spinoff of Knife River and a direct wholly owned subsidiary of MDU Resources
MDU Resources	MDU Resources Group, Inc., the indirect parent company of Knife River prior to the spinoff
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

Index
Introduction
Knife River is a leading aggregates-based construction materials and contracting services provider in the United States. The Company's aggregate reserves provide the foundation for its vertically integrated business strategy with approximately 40 percent of its aggregates for the year ended December 31, 2022, being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services). The Company provides construction materials and contracting services for both public and private customers and is focused on being the provider of choice in mid-size, high-growth markets. Knife River is committed to continued growth and to delivering for its stakeholders — customers, communities, employees and stockholders — by executing on its four core values: people, safety, quality and the environment.
The Company supplies construction materials and contracting services to customers in 14 states and has broad access to high-quality aggregates in most of its markets, which forms the foundation of its vertically integrated business model. Knife River shares resources, including plants, equipment and people, across its various locations to maximize efficiency, and it transports its products by truck, rail and barge to complete the vertical value chain, depending on the particular market. The Company's strategically located aggregate sites, ready-mix plants and asphalt plants, along with its fleet of ready-mix and dump trucks, enables Knife River to better serve its customers. The Company believes its vertically integrated business model is a strong competitive advantage that provides scale, efficiency and operational excellence for the benefit of customers, stockholders and the broader communities that it serves.
On August 4, 2022, MDU Resources announced that its board of directors approved a plan to pursue the separation of the Company from MDU Resources. The separation will result in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River Holding Company. On March 10, 2023, Knife River Holding Company filed publicly a draft Registration Statement on Form 10 with the SEC. On May 3, 2023, MDU Resources' board of directors approved the separation and the distribution of approximately 90 percent of the issued and outstanding shares of the Company to MDU Resources' stockholders. Stockholders of MDU Resources will receive one share of the Company's common stock for every four shares of MDU Resources common stock held on May 22, 2023, the record date for the distribution. MDU Resources will retain approximately 10 percent of the Company's common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. Prior to completing the separation, MDU Resources may adjust the percentage of the Company's common stock to be distributed to MDU Resources' stockholders and retained by MDU Resources in response to market and other factors. The Registration Statement was declared effective by the SEC on May 10, 2023, and the separation is expected to be completed on May 31, 2023, subject to certain conditions. The separation of Knife River is planned as a tax-free spinoff transaction to MDU Resources' stockholders for U.S. federal income tax purposes. More information on the separation and distribution, as well as the Company's historical results, can be found within the Company's Registration Statement on Form 10.
Knife River Holding Company was incorporated under the state laws of Delaware in November 2022 for the purposes of holding Knife River in connection with the separation. It is assumed that Knife River Corporation will be a subsidiary of Knife River Holding Company, and Knife River Holding Company will have no other operations. Following the completion of the separation, Knife River Corporation intends to change its name to "KRC Materials, Inc." and Knife River Holding Company intends to change its name to "Knife River Corporation." Its principal executive offices are located at 1150 West Century Avenue, Bismarck, North Dakota 58503, telephone (701) 530-1400.
The Company is organized into six operating regions: Pacific, Northwest, Mountain, North Central, South and Energy Services. These regions are used to determine the Company's reportable segments, which are based on the Company's method of internal reporting and are aligned by key geographic regions due to the production of construction materials and related contracting services following the seasonal nature of the construction industry. Knife River's reportable segments are: Pacific, Northwest, Mountain and North Central, with South and Energy Services included in All Other with its corporate services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer. For more information on the Company's business segments, see Note 13 of the Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share amounts)
Revenue:
Construction materials	$192,917	$195,698
Contracting services	114,983	114,268
Total revenue	307,900	309,966
Cost of revenue:
Construction materials	194,129	202,858
Contracting services	109,676	105,994
Total cost of revenue	303,805	308,852
Gross profit	4,095	1,114
Selling, general and administrative expenses	48,658	45,719
Operating loss	(44,563)	(44,605)
Interest expense	9,495	5,266
Other income (expense)	826	(1,936)
Loss before income taxes	(53,232)	(51,807)
Income tax benefit	(11,912)	(11,797)
Net loss	$(41,320)	$(40,010)

Net loss per share:
Basic	$(516.50)	$(500.13)
Diluted	$(516.50)	$(500.13)
Weighted average common shares outstanding:
Basic	80	80
Diluted	80	80
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Net loss	$(41,320)	$(40,010)
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net loss, net of tax of $15 and $27 for the three months ended in 2023 and 2022, respectively	46	82
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $15 and $71 for the three months ended in 2023 and 2022, respectively	47	221
Other comprehensive income	93	303
Comprehensive loss attributable to common stockholders	$(41,227)	$(39,707)
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	March 31, 2023	December 31, 2022
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$7,218	$10,090
Receivables, net	174,590	210,157
Costs and estimated earnings in excess of billings on uncompleted contracts	30,974	31,145
Due from related-party	16,860	16,050
Inventories	373,215	323,277
Prepayments and other current assets	36,301	17,848
Total current assets	639,158	608,567
Noncurrent assets:
Property, plant and equipment	2,512,655	2,489,408
Less accumulated depreciation, depletion and amortization	1,195,287	1,174,195
Net property, plant and equipment	1,317,368	1,315,213
Goodwill	274,540	274,540
Other intangible assets, net	12,763	13,430
Operating lease right-of-use assets	43,995	45,873
Investments and other	38,945	36,696
Total noncurrent assets	1,687,611	1,685,752
Total assets	$2,326,769	$2,294,319
Liabilities and Stockholder's Equity
Current liabilities:
Long-term debt - current portion	$211	$211
Related-party notes payable - current portion	238,000	238,000
Accounts payable	80,380	87,370
Billings in excess of costs and estimated earnings on uncompleted contracts	37,375	39,843
Accrued compensation	14,010	29,192
Due to related-party	23,521	20,286
Current operating lease liabilities	12,981	13,210
Other accrued liabilities	66,677	88,778
Total current liabilities	473,155	516,890
Noncurrent liabilities:
Long-term debt	359	427
Related-party notes payable	578,060	446,449
Deferred income taxes	175,077	175,804
Noncurrent operating lease liabilities	31,013	32,663
Other	94,336	93,497
Total liabilities	1,352,000	1,265,730
Commitments and contingencies
Stockholder's equity:
Common stock, $10 par value; 80,000 shares authorized, issued and outstanding	800	800
Other paid-in capital	548,174	549,106
Retained earnings	441,680	494,661
Parent stock held by subsidiary at cost - 538,921 shares	(3,626)	(3,626)
Accumulated other comprehensive loss	(12,259)	(12,352)
Total stockholder's equity	974,769	1,028,589
Total liabilities and stockholder's equity	$2,326,769	$2,294,319
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Parent Stock Held by Subsidiary		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2022	80,000	$800	$549,106	$494,661	(538,921)	$(3,626)	$(12,352)	$1,028,589
Net loss	—	—	—	(41,320)	—	—	—	(41,320)
Other comprehensive income	—	—	—	—	—	—	93	93
Net transfers to Parent	—	—	(932)	(11,661)	—	—	—	(12,593)
At March 31, 2023	80,000	$800	$548,174	$441,680	(538,921)	$(3,626)	$(12,259)	$974,769

	Common Stock		Other Paid-in Capital	Retained Earnings	Parent Stock Held by Subsidiary		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2021	80,000	$800	$549,714	$430,446	(538,921)	$(3,626)	$(24,490)	$952,844
Net loss	—	—	—	(40,010)	—	—	—	(40,010)
Other comprehensive income	—	—	—	—	—	—	303	303
Net transfers to Parent	—	—	(3,099)	(13,003)	—	—	—	(16,102)
At March 31, 2022	80,000	$800	$546,615	$377,433	(538,921)	$(3,626)	$(24,187)	$897,035
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Operating activities:
Net loss	$(41,320)	$(40,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	29,629	28,350
Deferred income taxes	(757)	(3,389)
Provision for credit losses	428	(253)
Amortization of debt issuance costs	132	101
Employee stock-based compensation costs	453	333
Pension and postretirement benefit plan net periodic benefit cost	298	327
Unrealized (gains) losses on investments	(892)	988
Gains on sales of assets	(2,816)	(1,405)
Changes in current assets and liabilities, net of acquisitions:
Receivables	34,268	10,843
Due from related-party	(810)	4,557
Inventories	(49,938)	(49,479)
Other current assets	(18,391)	(22,683)
Accounts payable	1,880	9,618
Due to related-party	4,588	5,904
Other current liabilities	(36,281)	(20,672)
Pension and postretirement benefit plan contributions	(150)	(103)
Other noncurrent changes	400	810
Net cash used in continuing operations	(79,279)	(76,163)
Investing activities:
Capital expenditures	(42,409)	(40,791)
Acquisitions, net of cash acquired	—	(524)
Net proceeds from sale or disposition of property and other	3,221	2,558
Investments	(1,566)	(1,501)
Net cash used in investing activities	(40,754)	(40,258)
Financing activities:
Issuance of current related-party notes, net	—	100,000
Issuance of long-term related-party notes, net	131,610	31,681
Repayment of long-term debt	(68)	(116)
Debt issuance costs	(21)	(715)
Net transfers to Parent	(14,360)	(16,286)
Net cash provided by financing activities	117,161	114,564
Decrease in cash and cash equivalents	(2,872)	(1,857)
Cash and cash equivalents -- beginning of year	10,090	13,848
Cash and cash equivalents -- end of period	$7,218	$11,991
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
March 31, 2023 and 2022
(Unaudited)
Note 1 - Background
On August 4, 2022, MDU Resources announced that its board of directors approved a plan to pursue the separation of the Company from MDU Resources. The separation will result in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River Holding Company. On March 10, 2023, Knife River Holding Company filed publicly a draft Registration Statement on Form 10 with the SEC. On May 3, 2023, MDU Resources' board of directors approved the separation and the distribution of approximately 90 percent of the issued and outstanding shares of the Company to MDU Resources' stockholders. Stockholders of MDU Resources will receive one share of the Company's common stock for every four shares of MDU Resources common stock held on May 22, 2023, the record date for the distribution. MDU Resources will retain approximately 10 percent of the Company's common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. Prior to completing the separation, MDU Resources may adjust the percentage of the Company's common stock to be distributed to MDU Resources' stockholders and retained by MDU Resources in response to market and other factors. The Registration Statement was declared effective by the SEC on May 10, 2023, and the separation is expected to be completed on May 31, 2023, subject to certain conditions. The separation of Knife River is planned as a tax-free spinoff transaction to MDU Resources' stockholders for U.S. federal income tax purposes. More information on the separation and distribution, as well as the Company's historical results, can be found within the Company's Registration Statement on Form 10.
Until the separation is effective, the Company is the construction materials and contracting segment of MDU Resources. Its operations are located in the western and central regions of the United States. The Company mines, processes and sells construction aggregates (crushed stone and sand and gravel) and produces and sells asphalt and ready-mix concrete. The Company is focused on the vertical integration of its aggregates-based construction materials, which is used to support value-added downstream products and contracting services.
Note 2 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with the Form 10. The information is unaudited but includes adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature.
Knife River has historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. The accompanying consolidated financial statements and footnotes, which were prepared on a “carve-out” basis in connection with the expected separation, were derived from the consolidated financial statements of MDU Resources as if the Company operated on a stand-alone basis during the periods presented, and were prepared utilizing the legal entity approach in conformity with GAAP.
The Company utilized allocations and carve-out methodologies to prepare its consolidated financial statements. The consolidated financial statements herein may not be indicative of the Company's future performance or actual expenses that would have been incurred as a stand-alone company for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Registration Statement on Form 10.
All revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are included in the consolidated financial statements. The consolidated financial statements also include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses. The amounts allocated were $4.6 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received.
Following the separation from MDU Resources, the Company may perform certain functions using its own resources or contracted services. For an interim period following the separation, however, some of these functions will continue to be provided by MDU Resources under a transition services agreement.

Index
Historically, Knife River has participated in Centennial’s centralized cash management program, including its overall financing arrangements. Knife River has related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheets. Interest expense in the Consolidated Statements of Operations reflects the allocation of interest on borrowing and funding associated with the related-party note agreements.
MDU Resources maintains various benefit and stock-based compensation plans at a corporate level while certain defined pension benefit plans are maintained at a subsidiary level. The Company’s employees participate in these aforementioned plans and the costs associated with its employees are included in the Company’s consolidated financial statements, as well as any net benefit plan assets or obligations.
Management has also evaluated the impact of events occurring after March 31, 2023, up to the date of issuance of these consolidated interim financial statements on May 16, 2023, that would require recognition or disclosure in the Consolidated Financial Statements. For more information on subsequent events, see Note 17.
Principles of consolidation
The consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements. Related-party transactions between the Company and MDU Resources or Centennial for general operating activities and intercompany debt have been included in the consolidated financial statements. These related-party transactions have historically been settled in cash and are reflected in the Consolidated Balance Sheets as “Due from related-party” or “Due to related-party” with the aggregate net effect reflected in the Consolidated Statements of Cash Flows within operating activities and “Related-party notes payable” with the aggregate net effect reflected in the Consolidated Statements of Cash Flows within financing activities.
The aggregate net effect of related-party transactions not settled in cash have been reflected in the Consolidated Balance Sheets within “Other paid-in capital” and in the Consolidated Statements of Cash Flows as “Net transfers to Parent” in financing activities. See Note 16 for additional information on related-party transactions.
Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; expected credit losses; environmental and other loss contingencies; costs on contracting services contracts; actuarially determined benefit costs; asset retirement obligations; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
New accounting standards
There have been no recent accounting standards that are expected to materially affect the Company.
Note 3 - Seasonality of operations
Some of the Company's operations are seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods, with lower activity in the winter months and higher activity in the summer months. Accordingly, the interim results for particular segments, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Index
Note 4 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contracting services contract receivables for the sale of goods and services net of expected credit losses. A majority of the Company's receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $13.7 million and $11.2 million at March 31, 2023 and December 31, 2022, respectively. Receivables were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Trade receivables	$100,487	$104,347
Contracting services contract receivables	52,487	82,428
Retention receivables	27,438	28,859
Receivables, gross	180,412	215,634
Less expected credit loss	5,822	5,477
Receivables, net	$174,590	$210,157
The Company's expected credit losses are determined through a review using historical credit loss experience; changes in asset specific characteristics; current conditions; and reasonable and supportable future forecasts, among other specific account data, and is performed at least quarterly. The Company develops and documents its methodology to determine its allowance for expected credit losses. Risk characteristics used by the Company may include customer mix, knowledge of customers and general economic conditions of the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management has reviewed the balance reserved through the allowance for expected credit losses and believes it is reasonable.
Details of the Company's expected credit losses were as follows:

	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
At December 31, 2022	$2,045	$1,253	$1,278	$839	$62	$5,477
Current expected credit loss provision	45	313	164	(89)	(1)	432
Less write-offs charged against the allowance	1	68	18	—	—	87
At March 31, 2023	$2,089	$1,498	$1,424	$750	$61	$5,822

	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
At December 31, 2021	$2,052	$512	$1,610	$1,152	$80	$5,406
Current expected credit loss provision	1	(125)	(130)	6	(5)	(253)
Less write-offs charged against the allowance	1	20	4	1	1	27
At March 31, 2022	$2,052	$367	$1,476	$1,157	$74	$5,126
Note 5 - Inventories
Inventories on the Consolidated Balance sheets were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Finished products	$220,234	$211,496
Raw materials	114,735	78,571
Supplies and parts	38,246	33,210
Total	$373,215	$323,277

Inventories are valued at the lower of cost or net realizable value using the average cost method. Inventories include production costs incurred as part of the Company's aggregate mining activities. These inventoriable production costs include all mining and processing costs associated with the production of aggregates. Stripping costs incurred during the production phase, which represent costs of removing overburden and waste materials to access mineral deposits, are a component of inventoriable production costs.

Index
Note 6 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2022	$(90)	$(12,262)	$(12,352)
Amounts reclassified from accumulated other comprehensive loss	46	47	93
Net current-period other comprehensive income	46	47	93
At March 31, 2023	$(44)	$(12,215)	$(12,259)

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(418)	$(24,072)	$(24,490)
Amounts reclassified from accumulated other comprehensive loss	82	221	303
Net current-period other comprehensive income	82	221	303
At March 31, 2022	$(336)	$(23,851)	$(24,187)
The following amounts were reclassified out of accumulated other comprehensive loss into net loss. The amounts presented in parenthesis indicate a decrease to net loss on the Consolidated Statements of Operations. The reclassifications were as follows:

	Three Months Ended		Location on Consolidated Statements of Operations
	March 31,
	2023	2022
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net loss	$(61)	$(109)	Interest expense
	15	27	Income taxes
	(46)	(82)
Amortization of postretirement liability losses included in net periodic benefit cost	(62)	(292)	Other income
	15	71	Income taxes
	(47)	(221)
Total reclassifications	$(93)	$(303)
Note 7 - Revenue from contracts with customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
Disaggregation
In the following tables, revenue is disaggregated by category for each segment. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. For more information on the Company’s reportable segments, see Note 13.
Presented in the following tables are the sales of materials to both third parties and internal customers. Due to consolidation requirements, the internal sales revenues must be eliminated against the construction materials product used in downstream materials and contracting services to arrive at the external operating revenues.

Index

Three Months Ended March 31, 2023	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$18,697	$42,573	$9,667	$4,020	$8,564	$83,521
Ready-mix concrete	26,144	33,905	14,370	12,287	10,063	96,769
Asphalt	1,316	6,927	810	169	4,397	13,619
Other	26,055	2,682	2	1,585	8,269	38,593
Contracting services public-sector	3,971	17,003	28,238	4,526	18,334	72,072
Contracting services private-sector	2,899	25,761	13,445	109	697	42,911
Internal sales	(11,295)	(12,932)	(5,914)	(1,723)	(7,721)	(39,585)
Revenues from contracts with customers	$67,787	$115,919	$60,618	$20,973	$42,603	$307,900

Three Months Ended March 31, 2022	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$19,063	$33,672	$9,211	$4,000	$11,701	$77,647
Ready-mix concrete	30,055	36,323	16,170	12,357	13,593	108,498
Asphalt	4,471	8,411	331	46	4,827	18,086
Other	26,890	3,283	5	2,152	5,171	37,501
Contracting services public-sector	9,296	16,911	22,403	5,520	13,043	67,173
Contracting services private-sector	11,722	20,333	14,411	61	568	47,095
Internal sales	(16,148)	(14,142)	(4,062)	(1,312)	(10,370)	(46,034)
Revenues from contracts with customers	$85,349	$104,791	$58,469	$22,824	$38,533	$309,966

Note 8 - Uncompleted contracts
The timing of revenue recognition may differ from the timing of invoicing to customers. The timing of invoicing to customers does not necessarily correlate with the timing of revenues being recognized under the cost-to-cost method of accounting. Contracts from contracting services are billed as work progresses in accordance with agreed upon contractual terms. Generally, billing to the customer occurs contemporaneous to revenue recognition. A variance in timing of the billings may result in a contract asset or a contract liability. A contract asset occurs when revenues are recognized under the cost-to-cost measure of progress, which exceeds amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. A contract liability occurs when there are billings in excess of revenues recognized under the cost-to-cost measure of progress on uncompleted contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation.
The changes in contract assets and liabilities were as follows:

	March 31, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$30,974	$31,145	$(171)	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(37,375)	(39,843)	2,468	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(6,401)	$(8,698)	$2,297
The Company recognized $20.3 million in revenue for the three months ended March 31, 2023, which was previously included in contract liabilities at December 31, 2022. The Company recognized $20.0 million in revenue for the three months ended March 31, 2022, which was previously included in contract liabilities at December 31, 2021.
The Company recognized a net increase in revenues of $3.6 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively, from performance obligations satisfied in prior periods.

Index
Remaining performance obligations
The remaining performance obligations, also referred to as backlog, include unrecognized revenues that the Company reasonably expects to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. The majority of the Company's contracts for contracting services have an original duration of less than one year.
At March 31, 2023, the Company's remaining performance obligations were $958.5 million. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $863.8 million within the next 12 months or less; $70.8 million within the next 13 to 24 months; and $23.9 million in 25 months or more.
Note 9 - Business combinations
The following acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The results of the business combination have been included in the Company's Consolidated Financial Statements beginning on the acquisition date. Pro forma financial amounts reflecting the effects of the business combination are not presented, because it was not material to the Company's financial position or results of operations.

Acquisitions are also subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business as of the closing date. The amounts included in the Consolidated Balance Sheets for these adjustments are considered provisional until final settlement has occurred.

The Company had no acquisitions in the three months ended March 31, 2023. In December 2022, the Company's Pacific segment acquired Allied Concrete and Supply Co., a producer of ready-mixed concrete in California. At March 31, 2023, the purchase price allocation was considered preliminary and will be finalized within 12 months of the acquisition date.
The total purchase price for the acquisition that occurred in 2022 was $8.9 million, subject to certain adjustments, with cash acquired totaling $2.8 million. The purchase price includes consideration paid of $1.5 million, a $70,000 holdback liability and 273,153 shares of MDU Resources' common stock with a market value of $8.4 million as of the respective acquisition date. Due to the holding period restriction on the common stock, the share consideration was discounted to a fair value of approximately $7.3 million. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2022 were as follows: $1.7 million to current assets; $5.9 million to property, plant and equipment; $200,000 to goodwill; $100,000 to current liabilities; $500,000 to noncurrent liabilities - other; and $1.2 million to deferred tax liabilities.

Costs incurred for acquisitions are included in selling, general and administrative expenses on the Consolidated Statements of Operations and were immaterial for both the three months ended March 31, 2023 and 2022.
Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2023
	(In thousands)
Pacific	$38,339	$—	$—	$38,339
Northwest	90,978	—	—	90,978
Mountain	26,816	—	—	26,816
North Central	75,879	—	—	75,879
All Other	42,528	—	—	42,528
Total	$274,540	$—	$—	$274,540

Index
Other amortizable intangible assets were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Customer relationships	$18,540	$18,540
Less accumulated amortization	7,801	7,367
	10,739	11,173
Noncompete agreements	4,039	4,039
Less accumulated amortization	3,113	2,985
	926	1,054
Other	2,479	5,279
Less accumulated amortization	1,381	4,076
	1,098	1,203
Total	$12,763	$13,430
The previous tables include goodwill and intangible assets associated with the business combination completed during 2022. For more information related to this business combination, see Note 9.
Amortization expense for amortizable intangible assets for the three months ended March 31, 2023 and 2022, was $667,000 and $621,000, respectively. Estimated amortization expense for identifiable intangible assets as of March 31, 2023, was:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Amortization expense	$1,826	$2,361	$2,084	$1,782	$1,759	$2,951
Note 11 - Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value ASC establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs. The estimated fair values of the Company's assets and liabilities measured on a recurring basis are determined using the market approach.
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations as a participant in MDU Resources' unfunded, nonqualified defined benefit and defined contribution plans for the Company's executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $22.4 million and $20.1 million, at March 31, 2023 and December 31, 2022, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $827,000 for the three months ended March 31, 2023. The net unrealized loss on these investments was $1.0 million for the three months ended March 31, 2022. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$2,472	$—	$2,472
Insurance contracts*	—	22,438	—	22,438
Total assets measured at fair value	$—	$24,910	$—	$24,910
*    The insurance contracts invest approximately 61 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 7 percent in target date investments, 6 percent in common stock of small-cap companies, 2 percent in cash equivalents and 1 percent in international investments.

Index

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
	(In thousands)
Assets:
Money market funds	$—	$2,448	$—	$2,448
Insurance contracts*	—	20,083	—	20,083
Total assets measured at fair value	$—	$22,531	$—	$22,531
*    The insurance contracts invest approximately 63 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

The Company’s Level 2 money market funds are valued at the net asset value of shares held at the end of the period, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the Company’s Level 2 insurance contracts are based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
The Company applies the provisions of the fair value measurement standard to its nonrecurring, non-financial measurements, including long-lived asset impairments. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable.
The Company performed fair value assessments of the assets acquired and liabilities assumed in the business combination that occurred during 2022. The fair value of these assets and liabilities were determined based on Level 2 and Level 3 inputs.
Note 12 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Interest, net	$7,081	$704
Income taxes paid, net	$150	$5

Noncash investing and financing transactions were as follows:

	March 31, 2023	March 31, 2022
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,894	$2,071
Property, plant and equipment additions in accounts payable	$2,607	$4,921

Index
Note 13 - Business segment data
The Company focuses on the vertical integration of its products and services by offering customers a single-source for construction materials and related contracting services. The Company operates in 14 states across the United States. Its operating segments include: Pacific, Northwest, Mountain, North Central, South and Energy Services. The operating segments are organized by geographic region in the United States due to the cyclical nature of the construction work performed. The Company’s reportable segments are those that are based on the Company’s method of internal reporting and management of the business and are Pacific, Northwest, Mountain and North Central. The South and Energy Services operating segments do not meet the criteria to be reportable segments and, as such, are combined with its corporate services in All Other. Each segment is led by a segment president that reports to the Company’s chief executive officer who is also the Company’s chief operating decision maker. The Company’s chief operating decision maker evaluates the performance of the segments and allocates resources to them based on EBITDA.
All of the reportable segments mine, process and sell construction aggregates (crushed stone and sand and gravel); produce and sell asphalt; and produce and sell ready-mix concrete, as well as vertically integrating its contracting services to support the aggregate-based product lines including heavy-civil construction, asphalt and concrete paving, and site development and grading, and in some segments the manufacturing of prestressed concrete products. Although not common to all locations, All Other includes the sale of cement, production and distribution of modified liquid asphalt, merchandise and other building materials and related services.
The information below follows the same accounting policies as described in the audited financial statements and notes included in the Company's Registration Statement on Form 10. Information on the Company's segments was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
External operating revenues:
Pacific	$67,787	$85,349
Northwest	115,919	104,791
Mountain	60,618	58,469
North Central	20,973	22,824
All Other	42,603	38,533
Total external operating revenues	$307,900	$309,966
Intersegment operating revenues:
Pacific	$11,295	$16,148
Northwest	12,932	14,142
Mountain	5,914	4,062
North Central	1,723	1,312
All Other	7,721	10,370
Total intersegment operating revenues	$39,585	$46,034
EBITDA:
Pacific	$(3,113)	$5,433
Northwest	13,138	12,781
Mountain	(6,547)	(8,042)
North Central	(23,567)	(24,269)
All Other	5,981	(4,094)
Total segment EBITDA	$(14,108)	$(18,191)
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Total reportable segment operating revenues	$297,161	$307,097
Other operating revenues	50,324	48,903
Elimination of intersegment operating revenues	(39,585)	(46,034)
Total consolidated operating revenues	$307,900	$309,966

Index
A reconciliation of reportable segment EBITDA to consolidated loss before income taxes is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Total EBITDA for reportable segments	$(20,089)	$(14,097)
Other EBITDA	5,981	(4,094)
Depreciation, depletion and amortization	29,629	28,350
Interest	9,495	5,266
Total consolidated loss before income taxes	$(53,232)	$(51,807)
Note 14 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees and also participates in other postretirement benefit plans of MDU Resources.
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$408	$282
Expected return on assets	(450)	(493)
Amortization of net actuarial loss	128	214
Net periodic benefit cost	$86	$3
Components of net periodic benefit cost for the Company's other postretirement benefit plans were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost	$89	$131
Interest cost	181	128
Expected return on assets	7	(3)
Amortization of prior service credit	(20)	(20)
Amortization of net actuarial (gain) loss	(45)	88
Net periodic benefit cost	$212	$324

The components of net periodic benefit cost, other than the service cost component, are included in other income on the Consolidated Statements of Operations. The service cost component is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

Index
Note 15 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual and statutory obligations. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss including, but not limited to when: (1) the damages are unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
At March 31, 2023 and December 31, 2022, the Company accrued contingent liabilities, which have not been discounted, of $2.0 million and $1.0 million, respectively. At March 31, 2023 and December 31, 2022, the Company also recorded corresponding insurance receivables of $1.3 million and $325,000, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. Most of these claims and lawsuits are covered by insurance, thus the Company's exposure is typically limited to its deductible amount. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the Company's environmental matters that were previously reported in the audited financial statements and notes included in the Company's Registration Statement on Form 10.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee their performance. These guarantees are related to contracts for contracting services, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2023, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which has no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2023. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries of the Company have outstanding letters of credit to third parties related to insurance policies, cement purchases and other agreements. At March 31, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated $4.9 million. At March 31, 2023, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $4.6 million in 2023 and $332,000 in 2024. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2023. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial has issued guarantees to third parties related to the routine purchase of materials for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. These guarantees include the performance of Centennial's subsidiaries. If a subsidiary, including the Company, were to default under the obligations of the agreement, Centennial would be required to make payments under the guarantee. There were no amounts outstanding as of March 31, 2023.
In the normal course of business, the Company has surety bonds related to contracts for contracting services and reclamation obligations of its subsidiaries. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, the Company will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2023, approximately $822.7 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Index
Note 16 - Related-Party Transactions
Allocation of corporate expenses
Centennial and MDU Resources provide expense allocations for corporate services provided to the Company, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. Some of these services will continue to be provided by Centennial and MDU Resources on a temporary basis after the separation is completed under a transition services agreement. For the three months ended March 31, 2023 and 2022, the Company was allocated $4.6 million and $4.9 million, respectively, for these corporate services. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of total capital invested, the percent of total average commercial paper borrowings at Centennial or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: Number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.
Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a stand-alone public company. Actual costs that would have been incurred if the Company had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company employees, and strategic decisions made in areas such as selling and marketing, information technology and infrastructure. See Note 2 for further information.
Cash management and financing
Centennial has a central cash management and financing program in which the Company participates. Through the use of these programs, Centennial is able to more effectively direct and manage the daily cash requirements and financing needs for each wholly owned subsidiaries through the consolidation of all cash activity. As cash is received and disbursed by Centennial, it is accounted for by the Company through related-party receivables and payables. The Company has related-party note agreements in place with Centennial for the financing of its capital needs. Centennial has committed to continue funding the Company through the central cash management and financing program to allow the Company to meet its obligations as they become due for at least one year and a day following the date that the consolidated financial statements are issued. As discussed in Note 2, MDU Resources announced plans to pursue a separation of the Company from MDU Resources. Upon separation, the Company plans to rely on its own credit. Interest expense in the Consolidated Statements of Operations reflects the allocation of interest on borrowing and funding related to these note agreements. The Company’s cash that was not included in the central cash management program is classified as cash and cash equivalents on the Consolidated Balance Sheets.
Related-party notes payable
Centennial enters into short-term and long-term borrowing arrangements for the benefit of certain subsidiaries of the Company. The Company has access to borrowings by participation in Centennial's commercial paper program, as well as a centralized cash management program at Centennial. These borrowings have been included in both current and noncurrent liabilities in related-party notes payable in the Consolidated Balance Sheets. Related-party short-term and long-term borrowing arrangements were as follows:

	Weighted average interest rate at March 31, 2023	March 31, 2023	December 31, 2022
		(In thousands)
Centennial's term loan agreements with maturities ranging from September 15, 2023 to December 18, 2023	5.96%	$208,000	$208,000
Centennial's senior notes with maturities ranging from June 27, 2023 to April 4, 2034	4.34%	410,000	410,000
Borrowing arrangement under Centennial's commercial paper program, supported by Centennial’s credit agreements	6.30%	165,599	66,449
Credit agreement due on December 19, 2024	8.05%	32,461	—
Total related-party notes payable		816,060	684,449
Less: current maturities		238,000	238,000
Net related-party notes payable		$578,060	$446,449
The amounts of scheduled related-party notes payable maturities for the five years and thereafter following March 31, 2023, aggregate $238.0 million for the remainder of 2023; $198.1 million in 2024; $10.0 million in 2025; $0 in 2026; $65.0 million in 2027 and $305.0 million thereafter.
Certain debt instruments of Centennial, including those discussed below, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements Centennial and its subsidiaries must be in compliance with the

Index
applicable covenants and certain other conditions. In the event Centennial and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Centennial's revolving credit agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, as of the end of any fiscal quarter, the ratio of total consolidated debt to total consolidated capitalization to be greater than 65 percent. Other covenants include restricted payments, restrictions on the sale of certain assets, limitations on subsidiary indebtedness, minimum consolidated net worth, limitations on priority debt and the making of certain loans and investments.
Certain of Centennial's financing agreements contain cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the applicable agreements will be in default.
Related-party transactions
The Company provides contracting services to MDU Resources and affiliated companies. The amount charged for these services was $131,000 and $130,000 as of March 31, 2023 and 2022, respectively. Related-party transactions that are expected to be settled in cash have been included as related-party receivables or payables in the Consolidated Balance Sheets. Related-party transactions that are not expected to be settled in cash have been included within Other paid-in capital in the Consolidated Balance Sheets. See Note 2 for further information.
Note 17 - Subsequent event
On April 25, 2023, Knife River Holding Company issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture agreement. The proceeds from the issuance of these notes will be held in escrow until the effective date of the Knife River separation, or if the separation does not occur within the time frame specified, released back to the lenders, along with accrued interest.
On May 3, 2023, MDU Resources' board of directors approved the separation and the distribution of approximately 90 percent of the issued and outstanding shares of the Company to MDU Resources' stockholders. Stockholders of MDU Resources will receive one share of the Company's common stock for every four shares of MDU Resources' common stock held on May 22, 2023, the record date for the distribution. MDU Resources will retain approximately 10 percent of the Company's common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. Prior to completing the separation, MDU Resources may adjust the percentage of the Company's common stock to be distributed to MDU Resources' stockholders and retained by MDU Resources in response to market and other factors. On May 10, 2023, the SEC declared the Registration Statement for Knife River Holding Company effective. The separation is expected to be complete on May 31, 2023, subject to certain conditions.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Knife River is a people-first construction materials and contracting company. The Company provides construction materials and contracting services to build safe roads, bridges and airport runways that connect people with where they want to go and with the supplies they need. Knife River also champions a positive workplace culture by focusing on safety, training, inclusion, compensation and work-life balance, and focuses on sustainable business practices for the benefit of its team, its stockholders and the public.
Knife River is one of the leading providers of crushed stone and sand and gravel in the United States and operates through six operating regions: Pacific, Northwest, Mountain, North Central, South and Energy Services, with operations across 14 states. These regions are used to determine the Company's reportable segments and are based on the Company's method of internal reporting and management of the business. The Company's reportable segments are: Pacific, Northwest, Mountain, and North Central, with South and Energy Services included in All Other with its corporate services. The segments primarily provide aggregates, asphalt and ready-mix concrete, as well as supporting contracting services such as heavy-civil construction, asphalt paving, concrete delivery and paving, site development and grading.
As a leading aggregates-based construction materials and contracting services provider in the United States, the Company's 1.1 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy with approximately 40 percent of its aggregates for the year ended December 31, 2022, being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). Its aggregate sites and associated asphalt and ready-mix plants are in strategic locations near growth markets, providing Knife River with a transportation advantage for its materials that enables it to maintain competitive pricing and ultimately increase its margins. Knife River provides its products and services to both public and private markets, with public markets tending to be more stable, which helps to offset the cyclical nature of the private markets.
Each segment provides various products and services and operates various facility types, including aggregate quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities. Each segment operates in the following states:
•Pacific: Alaska, California and Hawaii
•Northwest: Oregon and Washington
•Mountain: Idaho, Montana and Wyoming
•North Central: Iowa, Minnesota, North Dakota and South Dakota
•All Other: Iowa, Nebraska, South Dakota, Texas and Wyoming
The following table presents a summary of products and services provided, as well as modes of transporting those products, by each segment:

	Product and services							Modes of transportation
Precast/
			Ready-mix	Construction	prestressed	Liquid		Heavy
	Aggregates	Asphalt	concrete	services	concrete	asphalt	Cement	equipment	Trucking	Rail	Barge
Pacific	X	X	X	X	X	X	X	X	X	X	X
Northwest	X	X	X	X	X			X	X	X	X
Mountain	X	X	X	X				X	X
North Central	X	X	X	X	X			X	X	X
All Other	X	X	X	X		X		X	X	X	X
The Separation
On August 4, 2022, MDU Resources announced that its board of directors approved a plan to pursue the separation of the Company from MDU Resources. The separation will result in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River Holding Company. On March 10, 2023, Knife River Holding Company filed publicly a draft Registration Statement on Form 10 with the SEC. On May 3, 2023, MDU Resources' board of directors approved the separation and the distribution of approximately 90 percent of the issued and outstanding shares of the Company to MDU Resources' stockholders. Stockholders of MDU Resources will receive one share of the Company's common stock for every four shares of MDU Resources common stock held on May 22, 2023, the record date for the distribution. MDU Resources will retain approximately 10 percent of the Company's common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. Prior to completing the separation, MDU Resources may adjust the percentage of the Company's common stock to be distributed to MDU Resources' stockholders and retained by MDU Resources in response to market and other factors. The Registration Statement was declared effective by the SEC on May 10, 2023, and the separation is expected to be completed on May 31, 2023, subject to certain conditions. The separation of Knife River is planned as a tax-free spinoff transaction to MDU Resources' stockholders for U.S. federal income tax purposes. More information on the separation and distribution, as well as the Company's historical results, can be found within the Company's Registration Statement on Form 10.

Index
Forward-Looking Statements
This Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events, including the separation of Knife River, or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Business Segment Financial and Operating Data.
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections may not be achieved or accomplished and changes in such assumptions and factors could cause actual future results to differ materially.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part II, Item 1A. Risk Factors in this quarterly report, Risk Factors in the Company's Registration Statement on Form 10 and subsequent filings with the SEC.
Basis of Presentation
Knife River has historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. The accompanying consolidated financial statements and footnotes, which were prepared on a “carve-out” basis in connection with the expected separation, were derived from the consolidated financial statements of MDU Resources as if the Company operated on a stand-alone basis during the periods presented, and were prepared utilizing the legal entity approach in conformity with GAAP. For additional information related to the basis of presentation, see Note 2.
Historically, Knife River has participated in Centennial’s centralized cash management program, including its overall financing arrangements. Knife River has related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheets. Interest expense in the Consolidated Statements of Operations reflect the allocation of interest on borrowing and funding associated with the related-party note agreements.
All intercompany balances and transactions between the businesses comprising Knife River have been eliminated in the accompanying consolidated financial statements.

Index
Market Conditions and Outlook
Knife River’s markets remain resilient and construction activity remains generally strong despite general and economic challenges, such as transportation disruptions, supply chain constraints and rising interest rates. With approximately 80 percent of the contracting revenue from public-sector projects, Knife River is able to balance the cyclical nature of its private-sector customers. Knife River's margins may, however, be negatively impacted by increased costs resulting from inflationary pressures in the market. For more information on inflationary pressures, see the section entitled "Risk Factors" in the Company's Registration Statement on Form 10.
Backlog. There continues to be high demand for Knife River’s contracting services as evidenced by its backlog. Knife River's backlog for its contracting services remains strong with record first quarter backlog as it begins to enter its peak construction season.

	March 31, 2023	March 31, 2022	December 31, 2022
	(In millions)
Pacific	$75.1	$69.9	$72.2
Northwest	250.5	120.9	210.7
Mountain	366.1	263.9	313.5
North Central	209.4	239.4	147.3
All Other	57.4	83.9	75.2
	$958.5	$778.0	$818.9
Margins on backlog at March 31, 2023, are higher than the margins on backlog at March 31, 2022, and comparable to margins on backlog at December 31, 2022. A significant portion of the Company's backlog relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Period over period increases or decreases cannot be used as an indicator of future revenues or net income. While the Company believes the current backlog of work remains firm, prolonged delays in the receipts of critical supplies and materials or continued increases to pricing could result in customers seeking to delay or terminate existing or pending agreements. See the section entitled “Risk Factors” in the Company's Registration Statement on Form 10 for a list of factors that can cause revenues to be realized in periods and at levels that are different from originally projected.
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. The American Rescue Plan Act enacted in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact Knife River. Additionally, the Infrastructure Investment and Jobs Act was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating $119 billion for the repair and rebuilding of roads and bridges across Knife River’s footprint. In addition, the Inflation Reduction Act provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and build out the infrastructure to support electric vehicles. In addition to federal funding, 11 out of the 14 states in which Knife River operates have implemented new funding mechanisms for public projects, including projects related to highways, airports and other public infrastructure. Knife River continues to monitor the implementation and impact of these legislative items.
Profitability. Knife River’s management continually monitors its operating margins and has been proactive in applying strategies to address the inflationary impacts seen across the United States. The Company has increased its product pricing in each region and continues to implement cost savings initiatives to mitigate the effects of inflation on its gross margin. Due to existing contractual provisions, there can be a lag between the announced price increases and the time when they are fully recognized. The Company continues to evaluate future price increases on a regular cadence to help maintain and increase margins to stay ahead of inflationary pressures and enhance stockholder value.
Knife River operates in geographically diverse and competitive markets yet strives to maximize efficiencies, including transportation costs and economies of scale, to maintain strong margins. Its margins can experience negative pressure from competition, as well as impacts from the volatility in the cost of raw materials, such as diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel, with fuel and liquid asphalt costs having the most significant impact on results. Such volatility and inflationary pressures may continue to have an impact on the Company’s margins, including fixed-price contracting services contracts that are particularly vulnerable to the volatility of energy and material prices. These increases are partially offset by mitigation measures implemented by the Company including price increases, escalation clauses in construction services contracts, pre-purchased materials and other cost savings initiatives. While the Company has experienced some supply-chain constraints, it continues to have good relationships with its suppliers and has not experienced any material adverse impacts of shortages or delays on materials.
Knife River's operations can also be significantly impacted by both favorable and unfavorable weather conditions. Unseasonably wet and/or cold weather in the states it operates in can delay the start to construction season or cause temporary delays on specific projects, while unseasonably dry or warm weather in the states it operates in can allow for an early start to construction season or allow for early completions on specific projects. Either of these conditions can impact both its construction materials sales and

Index
contracting services revenues. In early 2023, the western part of the United States had near record levels of precipitation, which negatively impacted results for various segments. Other variables that can impact Knife River’s margins include the timing of project starts or completions, and declines or delays in new and existing projects due to the cyclical nature of the construction industry. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
Workforce. As a people-first company, Knife River continually takes steps to address the challenge of recruitment and retention of employees. To help attract new workers to the construction industry and enhance the skills of its current employees, Knife River has constructed and operates a state-of-the-art training facility. The training facility offers hands-on training for construction-related careers, including heavy-equipment operators and truck drivers in addition to safety and leadership training. In October 2022, the training center was presented with the Liberty Mutual Risk Management Excellence Award for its commitment to safety. As an accredited school able to train people to get their commercial driver’s license, the new training facility is helping to address some of the recent labor shortages and trends.
Today’s labor market includes an aging workforce and labor shortages, including shortages of truck drivers, which has caused increased labor-related costs. Knife River continues to monitor the labor markets and assess additional opportunities to enhance and support its workforce. Despite these efforts, Knife River expects labor costs to continue to increase based on the increased demand for services and, to a lesser extent, the recent escalated inflationary environment in the United States.
Consolidated Overview

	Three Months Ended
	March 31,
	2023	2022
	(In millions)
Revenue	$307.9	$310.0
Cost of revenue	303.8	308.9
Gross profit	4.1	1.1
Selling, general and administrative expenses	48.7	45.7
Operating loss	(44.6)	(44.6)
Interest expense	9.5	5.2
Other income (expense)	.9	(2.0)
Loss before income taxes	(53.2)	(51.8)
Income tax benefit	(11.9)	(11.8)
Net loss	$(41.3)	$(40.0)

EBITDA*	$(14.1)	$(18.2)
Adjusted EBITDA*	$(13.7)	$(16.0)
*EBITDA and Adjusted EBITDA are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled "Non-GAAP Financial Measures."

Revenue includes revenue from construction materials sales and contracting services. Revenue for construction materials is recognized at a point in time when delivery of the products has taken place. Contracting revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project.
Cost of revenue includes all material, labor and overhead costs incurred in the production process for Knife River's products and services. These costs are impacted by various drivers, the most significant of which include changes in raw materials costs, energy costs and salary and benefits costs. Cost of revenue also includes depreciation, depletion and amortization attributable to the assets used in the production process.
Gross profit includes revenue less cost of revenue, as defined above, and is the difference between revenue and the cost of making a product or providing a service, before deducting selling, general and administrative expenses, income taxes and interest payments.
Selling, general and administrative expenses include the costs for estimating, bidding and business development, as well as costs related to corporate functions. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. Other general and administrative expenses include travel and entertainment, outside services, information technology, depreciation and amortization, training, office supplies, allowance for expected credit losses, gains or losses on the sale of assets and other miscellaneous expenses.

Index
Other income (expense) includes net periodic benefit costs for the Company’s benefit plan expenses, other than service costs; interest income; unrealized gains and losses on investments for the Company’s nonqualified benefit plans; earnings or losses on joint venture arrangements; and other miscellaneous income or expenses.
Income tax expense (benefit) consists of domestic corporate income taxes related to the sale of the Company's products and services. The effective tax rate can be affected by many factors, including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations and changes to the Company's overall levels of income before tax.
The discussion that follows focuses on the key financial measures the Company uses to evaluate the performance of its business, which include revenue, gross profit, gross margin, EBITDA and EBITDA margin. Gross margin is calculated by dividing gross profit by revenue. Gross margin reflects the percentage of revenue earned in comparison to cost. EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled "Non-GAAP Financial Measures."
The following tables summarize operating results for the Company.

	Revenues		Gross profit		EBITDA*
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022
	(In millions)
Pacific	$67.8	$85.3	$1.8	$8.3	$(3.1)	$5.4
Northwest	115.9	105.5	15.7	14.0	13.2	12.8
Mountain	60.6	58.5	(5.8)	(5.8)	(6.6)	(8.1)
North Central	21.0	22.8	(20.2)	(21.1)	(23.6)	(24.3)
All Other	44.0	39.9	12.6	5.7	6.0	(4.0)
Intersegment eliminations	(1.4)	(2.0)	—	—	—	—
	$307.9	$310.0	$4.1	$1.1	$(14.1)	$(18.2)
*EBITDA is a non-GAAP financial measure. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."

	Revenues		Gross margin
Three Months Ended March 31,	2023	2022	2023	2022
	(In millions)
Aggregates	$83.5	$77.6	2.8%	.5%
Ready-mix concrete	96.8	108.5	9.0%	8.6%
Asphalt	13.6	18.1	(43.8)%	(28.9)%
Other*	38.6	37.5	(16.3)%	(31.0)%
Contracting services	115.0	114.3	4.6%	7.2%
Internal sales	(39.6)	(46.0)	—%	—%
	$307.9	$310.0	1.3%	.4%
*Other includes cement, liquid asphalt, merchandise, fabric and spreading, and other products and services that individually are not considered to be a major line of business for the segment.

Three Months Ended March 31,	2023	2022
Sales (thousands):
Aggregates (tons)	4,868	4,970
Ready-mix concrete (cubic yards)	561	734
Asphalt (tons)	179	316
Average selling price:*
Aggregates (per ton)	$17.16	$15.62
Ready-mix concrete (per cubic yard)	$172.64	$147.89
Asphalt (per ton)	$76.07	$57.21
*The average selling price includes freight and delivery and other revenues.

Index
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Revenue
Revenue decreased $2.1 million, due in large part to unfavorable weather conditions in many states of operation as compared to 2022. Sales volumes decreased $42.1 million for ready-mix concrete, asphalt and aggregates, which is primarily attributed to unfavorable weather in the Pacific and North Central segments, as well as to some impacts to ready-mix and asphalt sales volumes in the Northwest segment also due to unfavorable weather. Partially offsetting these decreases were higher average selling prices across most product lines of nearly $33.0 million, largely in response to inflationary pressures, as previously discussed. In addition, contracting services revenues increased slightly due to more available work in certain segments being mostly offset by delays in the Pacific segment due to unfavorable weather.
Gross profit and gross margin
Gross profit increased by $3.0 million, and gross margin increased 0.9 percent, primarily due to higher average selling prices implemented in response to inflationary pressures across all product lines and cost savings initiatives, partially offset by cement, labor, natural gas and diesel costs which increased year over year on a cost-per-unit basis due to inflation. Gross profit was also impacted by unfavorable weather in certain segments, as previously discussed.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.0 million, largely resulting from higher payroll-related costs of $3.9 million, primarily due to inflationary pressures, offset in part by decreased health care costs of $3.1 million as result of a change to the healthcare plan in preparation for the separation that impacted the timing of expense recognition. In addition, one-time costs of $800,000 incurred as part of the spinoff transaction; increased expected credit losses of $700,000 associated with an increase in receivable balances over 90 days and the absence of bad debt recoveries in 2022; and increased other costs related to corporate costs, insurance and safety training had a negative impact to selling, general and administrative expenses. These increases were offset in part by higher net gains on asset sales of $1.4 million.
Interest expense
Interest expense increased $4.3 million as a direct result of higher average interest rates.
Other income (expense)
Other income (expense) increased $2.9 million due to higher returns on the Company's nonqualified benefit plan investments, as discussed in Note 11.
Income tax benefit
Income tax benefit was comparable to the same period in the prior year.
Business Segment Financial and Operating Data
A discussion of key financial data from Knife River’s business segments follows. This discussion is focused on the key financial measures the Company uses to evaluate the performance of its business from a segment level, which include revenue, gross profit, gross margin, EBITDA and EBITDA margin. Knife River focuses on gross margin, which is defined as gross profit as a percent of net revenue, as a key metric when assessing the performance of the business as management believes that analyzing changes in costs in relation to changes in revenue provides more meaningful insight into the results of operations than examining costs in isolation. EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures.”

Index
Results of Operations - Pacific

Three months ended March 31,	2023	2022	Variance
	(Dollars in millions)
Revenue	$67.8	$85.3	(21)%
Gross profit	$1.8	$8.3	(78)%
Gross margin	2.6%	9.8%
EBITDA	$(3.1)	$5.4	(157)%
EBITDA margin	(4.6)%	6.4%

Three months ended March 31,	2023	2022
	(In millions)
Revenues:
Aggregates	$18.7	$19.1
Ready-mix concrete	26.2	30.0
Asphalt	1.3	4.5
Other*	26.0	26.9
Contracting services	6.9	21.0
Internal sales	(11.3)	(16.2)
	$67.8	$85.3
*Other includes cement, liquid asphalt, merchandise, fabric and spreading, and other products that individually are not considered to be a major line of business for the segment.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Revenue
Revenue decreased $17.5 million as the segment experienced wet weather conditions in California. Certain areas in Northern California experienced precipitation rates that were four to five times higher during the first three months of 2023 compared to the drought conditions experienced during the same timeframe in 2022. These weather conditions prevented the Company from executing on contracting services projects, including asphalt paving work, and affected demand for products resulting in a decrease in sales volumes of $17.9 million across most of its product lines. Partially offsetting the decreased revenues were the impacts from increased pricing across all product lines of $9.8 million in response to recent inflationary pressures.
Gross profit and gross margin
Gross profit decreased $6.5 million and gross margin decreased 7.2 percent. The decrease in gross profit was across most product lines, as well as contracting services, as a result of the wet weather conditions in California, as previously discussed. In addition, the segment experienced higher utility and labor-related costs, which increased year over year on a cost-per-unit basis due to inflation.
EBITDA and EBITDA margin
EBITDA decreased $8.5 million and EBITDA margin decreased 11.0 percent. These decreases were the direct result of the previously discussed lower gross margin, as well as higher selling, general and administrative costs. The increase in selling, general and administrative costs includes higher payroll-related costs of $800,000; decreased recovery of bad debt of $200,000; higher professional services; and an increase in overhead expenses.

Index
Results of Operations - Northwest

Three months ended March 31,	2023	2022	Variance
	(Dollars in millions)
Revenue	$115.9	$105.5	10%
Gross profit	$15.7	$14.0	12%
Gross margin	13.6%	13.3%
EBITDA	$13.2	$12.8	3%
EBITDA margin	11.3%	12.1%

Three months ended March 31,	2023	2022
	(In millions)
Revenues:
Aggregates	$42.6	$33.6
Ready-mix concrete	33.9	36.3
Asphalt	6.9	8.5
Other*	2.7	3.3
Contracting services	42.8	37.2
Internal sales	(13.0)	(13.4)
	$115.9	$105.5
*Other includes merchandise, transportation services and other products that individually are not considered to be a major line of business for the segment.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Revenue
Revenue increased $10.4 million, largely the result of higher average selling prices implemented in response to inflationary pressures on all product lines of $12.6 million and higher contracting services revenues of $5.6 million. Contracting service work benefited from more available early season work than the previous year, including railroad, data center, parking garage, and agency work. Higher aggregate volumes of $2.1 million, largely from strong data center, commercial and residential demand in the northern Oregon market, also contributed to the increase. Partially offsetting the increases were decreased ready-mix concrete volumes of $5.8 million and asphalt volumes of $3.8 million, due in part to the absence of impact projects in 2023, colder temperatures and decreased demand for agency and residential work.
Gross profit and gross margin
Gross profit increased $1.7 million and gross margin increased 0.3 percent as a result of higher aggregates margins of $2.9 million due to higher average selling prices and product mix. Partially offsetting the increase was lower ready-mix concrete and asphalt margins of $600,000 each due to lower sales volumes and higher per unit costs, including fuel and labor costs. In addition, contracting services margin decreased primarily due to higher indirect and facility maintenance costs.
EBITDA and EBITDA margin
EBITDA increased $400,000, primarily the result of the increased gross profit previously discussed and the offset of higher depreciation expense of $600,000 included in gross profit. EBITDA margin decreased 0.8 percent, largely caused by higher selling, general and administrative expenses of $2.0 million resulting from higher labor-related costs and lower asset sales gains of $700,000.

Index
Results of Operations - Mountain

Three Months Ended March 31,	2023	2022	Variance
	(Dollars in millions)
Revenue	$60.6	$58.5	4%
Gross profit	$(5.8)	$(5.8)	—%
Gross margin	(9.6)%	(9.9)%
EBITDA	$(6.6)	$(8.1)	19%
EBITDA margin	(10.8)%	(13.8)%

Three Months Ended March 31,	2023	2022
	(In millions)
Revenues:
Aggregates	$9.6	$9.2
Ready-mix concrete	14.4	16.2
Asphalt	.8	.3
Contracting services	41.7	36.8
Internal sales	(5.9)	(4.0)
	$60.6	$58.5
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Revenue
Revenue increased $2.1 million, primarily the result of higher contracting services revenues. Favorable weather and strong construction demand in Idaho contributed to a higher volume of work, which also had a positive impact on aggregates sales volume. Ready-mix concrete experienced $3.9 million in higher average selling prices implemented in response to inflationary pressures and asphalt volumes increased by $400,000 as a result of the ability to run a plant earlier in the year due to favorable weather. Partially offsetting the increase were decreased ready-mix concrete volumes of $5.7 million, largely resulting from unfavorable weather conditions, as well as unusually strong results in the first quarter of 2022.
Gross profit and gross margin
Gross profit and gross margin remained flat for the quarter. Increased margins as a result of higher average selling prices for ready-mix concrete and asphalt were offset by higher repair and maintenance and mobilization costs.
EBITDA and EBITDA margin
EBITDA increased $1.5 million and EBITDA margin increased 3.0 percent. The increase in EBITDA and EBITDA margin were the direct result of higher land sales gains in Wyoming and Montana.

Index
Results of Operations - North Central

Three months ended March 31,	2023	2022	Variance
	(Dollars in millions)
Revenue	$21.0	$22.8	(8)%
Gross profit	$(20.2)	$(21.1)	4%
Gross margin	(96.2)%	(92.3)%
EBITDA	$(23.6)	$(24.3)	3%
EBITDA margin	(112.3)%	(106.3)%

Three Months Ended March 31,	2023	2022
	(In millions)
Revenues:
Aggregates	$4.0	$4.0
Ready-mix concrete	12.3	12.4
Asphalt	.2	—
Other*	1.6	2.1
Contracting services	4.6	5.6
Internal sales	(1.7)	(1.3)
	$21.0	$22.8
*Other includes merchandise and other products that individually are not considered to be a major line of business for the segment.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Revenue
Revenue decreased $1.8 million, as the segment experienced unfavorable weather conditions across most of its areas of operation. Certain areas in Minnesota, North Dakota and South Dakota experienced precipitation rates that were two to three times higher during the first three months of 2023 compared to the same timeframe in 2022. These weather conditions affected demand for products and resulted in a decrease in sales volumes of $3.9 million for ready-mix concrete and aggregates. Contracting services revenue decreased as a result of less subcontractor work on-going this year compared to 2022. Higher average selling prices across all product lines of $3.9 million, largely in response to inflationary pressures, were offset by the decreased volumes previously mentioned.
Gross profit and gross margin
Gross profit increased $900,000, largely due to higher average selling prices implemented in response to inflationary pressures. Gross margin decreased 3.9 percent primarily due to the decreased revenue previously discussed.
EBITDA and EBITDA margin
EBITDA increased $700,000, largely due to higher average selling prices as previously mentioned. EBITDA margin decreased 6.0 percent in direct relation to the decreased gross margin previously discussed.

Index
Results of Operations - All Other

Three months ended March 31,	2023	2022	Variance
	(Dollars in millions)
Revenue	$44.0	$39.9	10%
Gross profit	$12.6	$5.7	121%
Gross margin	28.8%	14.1%
EBITDA	$6.0	$(4.0)	250%
EBITDA margin	13.6%	(10.3)%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenue
Revenue increased $4.1 million, primarily the result of higher contracting services revenue of $5.4 million as a result of favorable weather conditions in the South operating segment and higher liquid asphalt volumes of $3.2 million. In addition, the South operating segment implemented higher average selling prices across all product lines of $5.0 million, primarily in response to inflationary pressures. Partially offsetting the increase was decreased ready-mix concrete and aggregates sales volumes of $6.8 million due to a partial sale of non-strategic assets in southeast Texas. In addition, asphalt sales volumes decreased $2.1 million related to lower demand for asphalt paving work in Texas.
Gross profit and gross margin
Gross profit increased $6.9 million and gross margin increased 14.7 percent, partially resulting from higher liquid asphalt gross profit of $1.7 million due to the higher volumes previously discussed. In the South operating segment, higher average selling prices in response to recent inflationary pressures had a positive impact on ready-mix concrete and asphalt margins of approximately 9 percent. In addition, higher burner fuel gross profit of $1.2 million due to lower tank cleaning and maintenance costs in 2023 had a positive impact on gross margin.
EBITDA and EBITDA margin
EBITDA increased $10.0 million and EBITDA margin increased 23.9 percent. The increase in EBITDA margin was the direct result of increased gross margin previously discussed and higher returns on the Company's nonqualified benefit plan investments of $2.8 million.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the consolidated statements of income or Note 13 due to Knife River’s elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In millions)
Intersegment transactions:
Revenue	$1.4	$2.0
Cost of revenue	$1.4	$2.0
Liquidity and Capital Resources
At March 31, 2023, Knife River had cash and cash equivalents of $7.2 million and working capital of $166.0 million. Working capital is calculated as current assets less current liabilities. Historically, Knife River has participated in Centennial’s centralized cash management program, including its overall financing arrangements. Subsequent to the completion of the separation, Knife River’s cash management, capital structure and liquidity sources will change significantly. Knife River will implement its own centralized cash management model and intends to use cash on hand and third-party credit facilities to fund day-to-day operations.
Given the seasonality of its business, the Company typically experiences significant fluctuations in working capital needs and balances throughout the year. Working capital requirements generally increase in the first half of the year as the Company builds up inventory and focuses on repair and maintenance and other start-up costs for its construction season. Working capital levels then decrease as the construction season winds down and the Company collects on receivables.
Knife River’s ability to fund its cash needs will depend on the ongoing ability to generate cash from operations and obtain debt financing with competitive rates. Knife River relies on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations, particularly in the first half of the year due to the seasonal nature of the industry. Knife River’s principal uses of cash in the future will be to fund its operations, working capital needs, capital expenditures, repayment of debt and strategic business development transactions.

Index
On April 25, 2023, Knife River Holding Company issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture. The proceeds from the issuance will be held in escrow until the effective date of the Knife River separation, or if the separation does not occur within the time frame specified, released back to the noteholders, along with accrued interest.
Knife River Holding Company anticipates that it will incur additional indebtedness in an aggregate principal capacity of up to $625.0 million in connection with the separation and distribution. The indebtedness is expected to consist of a $275.0 million term loan facility with a SOFR-based variable interest rate maturing in five years and a revolving credit facility with a borrowing capacity of up to $350.0 million and a SOFR-based variable interest rate maturing in five years.
Knife River Holding Company expects that all or a portion of the net proceeds of such indebtedness will be used to repay indebtedness owed by Knife River to Centennial that is reflected as related-party notes payable on the Consolidated Balance Sheets. Knife River Holding Company expects that Centennial will use such net proceeds to repay a portion of its existing third-party indebtedness.
Management believes that Knife River Holding Company and its third-party financing arrangements, future cash from operations and access to capital markets will provide adequate resources to fund future cash flow needs and, therefore, subsequent to the separation, would no longer rely on funding from Centennial.
GAAP requires that management evaluate the ability of Knife River to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. As a result of this, as further discussed in Note 16 of the Notes to the Consolidated Financial Statements, Centennial has committed to continue funding the Company through the central cash management and financing program to allow the Company to meet its obligations as they become due for at least one year and a day following the date that the consolidated financial statements are issued to meet this requirement. However, as previously noted, subsequent to the completion of the separation, Knife River will have its own financing arrangements and will no longer rely on funding from Centennial.
Capital expenditures
Capital expenditures for the three months ended March 31, 2023 and 2022, were $31.1 million and $30.4 million, respectively. Knife River currently estimates 2023 capital expenditures to be $125.0 million, which includes expenditures for the routine replacement and maintenance of vehicles and equipment; purchase of buildings and land, in addition to building improvements; aggregate reserves; and production and storage facility upgrades.
The Company continues to evaluate the potential for future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, these opportunities are dependent upon the availability of economic opportunities. It is anticipated that all of the funds required for capital expenditures for 2023 will be funded by various sources, including internally generated funds; credit facilities; and issuance of debt and equity securities if necessary.
Cash flows

	Three Months Ended
	March 31,
	2023	2022
	(In millions)
Net cash provided by (used in)
Operating activities	$(79.3)	$(76.2)
Investing activities	(40.8)	(40.2)
Financing activities	117.2	114.6
Decrease in cash and cash equivalents	(2.9)	(1.8)
Cash and cash equivalents -- beginning of year	10.1	13.8
Cash and cash equivalents -- end of period	$7.2	$12.0

Index
Operating activities

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Components of net cash used in operating activities:
Net loss	$(41.3)	$(40.0)	$(1.3)
Adjustments to reconcile net loss to net cash used in operating activities	26.5	25.1	1.4
Changes in current assets and liabilities, net of acquisitions:
Receivables	34.2	10.8	23.4
Due from related-party	(.8)	4.6	(5.4)
Inventories	(49.9)	(49.5)	(.4)
Other current assets	(18.4)	(22.7)	4.3
Accounts payable	1.9	9.6	(7.7)
Due to related-party	4.6	5.9	(1.3)
Other current liabilities	(36.3)	(20.7)	(15.6)
Pension and postretirement benefit plan contributions	(.2)	(.1)	(.1)
Other noncurrent charges	.4	.8	(.4)
Net cash used in operating activities:	$(79.3)	$(76.2)	$(3.1)
Cash used in operating activities totaled $79.3 million for the three months ended March 31, 2023, compared to $76.2 million for the three months ended March 31, 2022. The increased cash used in operating activities was largely the result of higher working capital needs. Cash used by working capital components totaled $64.7 million for the three months ended March 31, 2023, compared to $61.9 million for the three months ended March 31, 2022. This increased usage of cash was driven largely by the payment of higher accrued compensation as compared to the previous year, as well as higher payments on operating expenses at the end of the period. Positively impacting working capital was higher collection of accounts receivable balances.
Investing activities

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Capital expenditures	$(42.4)	$(40.8)	$(1.6)
Acquisitions, net of cash acquired	—	(.5)	.5
Net proceeds from sale or disposition of property and other	3.2	2.6	.6
Investments	(1.6)	(1.5)	(.1)
Net cash used in investing activities	$(40.8)	$(40.2)	$(.6)
The increase in cash used in investing activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily the result of timing of capital expenditures, partially offset by decreased cash used in acquisition activity and increased proceeds from asset sales.
Financing activities

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Issuance of current related-party notes, net	$—	$100.0	$(100.0)
Issuance of long-term related-party notes, net	131.6	31.7	99.9
Repayment of long-term debt	—	(.1)	.1
Debt issuance costs	—	(.7)	.7
Net transfers to Parent	(14.4)	(16.3)	1.9
Net cash provided by financing activities	$117.2	$114.6	$2.6
The increase in cash flows provided by financing activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was largely the result of decreased net transfers to parent as a result of decreasing intercompany balances in anticipation of the separation. Decreased issuance of short-term related-party notes was offset by increased issuance of long-term related-party notes in 2023.

Index
Material cash requirements
There were no material changes in the Company's contractual obligations related to estimated interest payments, asset retirement obligations and uncertain tax positions from those reported in the Company's Registration Statement on Form 10. For more information on the Company's contractual obligations on related-party notes payable, operating leases and purchase commitments, see the Material Cash Requirements section in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Company's Registration Statement on Form 10.
Material short-term and long-term cash requirements of the Company include repayment of related-party notes payable and interest payments on those agreements, payments on operating lease agreements, payments of obligations on purchase commitments and asset retirement obligations.
At March 31, 2023, the Company's purchase commitments reflected an increase of approximately 38 percent from the balance at December 31, 2022. This increase is primarily due to the seasonality of the Company's operations. The Company locks in a portion of its asphalt oil and fuel contracts before the construction season begins, resulting in higher purchase commitments in the first quarter. The Company expects purchase commitments to decrease throughout 2023 as obligations are satisfied during the construction season.
At March 31, 2023, the Company's related-party notes payable reflected an increase of approximately 28 percent from the balance at December 31, 2022. This increase is primarily due to an increase in borrowings from Centennial's commercial paper program. The Company typically borrows higher amounts during first quarter to purchase materials that will be used during the construction season. The Company expects borrowings to increase through second quarter and then start to decrease in the last half of the year.
At March 31, 2023, the Company expects to contribute approximately $1.0 million to its qualified noncontributory defined benefit pension plan. At December 31, 2022, the Company did not expect to make contributions, however, due to the decline in asset values in 2022 decreasing the funded status of the plans, contributions are now expected.
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans, as such costs of providing these benefits bear the risk of changes as they are dependent upon assumptions of future conditions.
There were no other material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the Company's Registration Statement on Form 10 other than the Company expects to contribute approximately $1.0 million in pension plan contributions in 2023, largely resulting from the decline in asset values in 2022 decreasing the funded status of the plans. For more information, see Note 17 of the Audited Annual Consolidated Financial Statements in the Company's Registration Statement on Form 10.
Non-GAAP Financial Measures
The Business Segment Financial and Operating Data includes financial information prepared in accordance with GAAP, as well as EBITDA, EBITDA margin and Adjusted EBITDA financial measures. Knife River defines EBITDA as net income before interest expense, taxes and depreciation, depletion and amortization, and EBITDA margin as EBITDA as a percentage of revenues. Knife River defines Adjusted EBITDA as EBITDA, as further adjusted to exclude unrealized gains and losses on benefit plan investments, stock-based compensation and one-time separation costs.
EBITDA, EBITDA margin and Adjusted EBITDA are considered non-GAAP financial measures and are comparable to the corresponding GAAP measures of net income, net income margin, gross profit and gross margin. Knife River believes these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to its peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. Management believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of the Company's operating performance by excluding stock-based compensation and unrealized gains and losses on benefit plan investments as they are considered non-cash and not part of the Company's core operations. The Company also excludes the one-time, non-recurring costs associated with the separation of Knife River from MDU Resources as those are not expected to continue. Rating agencies and investors will also use EBITDA and Adjusted EBITDA to calculate Knife River’s leverage as a multiple of EBITDA and Adjusted EBITDA. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. Knife River’s management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating its operating results internally and calculating compensation packages, and leverage as a multiple of EBITDA and Adjusted EBITDA to determine the appropriate method of funding operations of the Company. EBITDA is calculated by adding back income taxes, interest expense and depreciation, depletion and amortization expense to net income. EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments, stock-based compensation and one-time separation costs, to EBITDA. These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income or net income margin and are intended to be helpful supplemental financial measure for investors’ understanding of Knife River’s operating performance. Knife River’s non-GAAP financial measures, are not standardized; therefore,

Index
it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin and Adjusted EBITDA measures having the same or similar names.
The following information reconciles net income to EBITDA and EBITDA to Adjusted EBITDA and provides the calculation of EBITDA margin.

Three Months Ended March 31,	2023	2022
	(In millions)
Net income	$(41.3)	$(40.0)
Adjustments:
Income taxes	(11.9)	(11.8)
Depreciation, depletion and amortization	29.6	28.4
Interest	9.5	5.2
EBITDA	$(14.1)	$(18.2)
Unrealized gains (losses) on benefit plan investments	(1.3)	1.5
Stock-based compensation expense	.9	.7
One-time separation costs	.8	—
Adjusted EBITDA	$(13.7)	$(16.0)
Revenues	$307.9	$310.0
Net income margin	(13.4)%	(12.9)%
EBITDA margin	(4.6)%	(5.9)%
New Accounting Standards
For information regarding new accounting standards, see Note 2.
Critical Accounting Estimates
Knife River's critical accounting estimates include impairment testing of goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; revenue recognized using the cost-to-cost measure of progress for contracts; actuarially determined benefit costs; and tax provisions. There were no material changes in the Company's critical accounting estimates from those that were previously reported in the Company's Registration Statement on Form 10.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates and commodity prices. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
Rising interest rates have resulted in, and will likely continue to result in, higher borrowing costs on new debt and existing variable interest rate debt. Knife River Holding Company expects to enter into variable rate debt arrangements at the time of the separation, which could impact the interest expense recognized in future periods. For additional information on the debt agreements the Company has entered into or will enter into upon the separation, see the section entitled "Liquidity and Capital Resources".
At March 31, 2023, the Company had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk faced by the Company from those reported in the Company's Registration Statement on Form 10.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and other procedures as of the end of the period

Index
covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective at a reasonable assurance level.
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings that were previously reported in the Company's Registration Statement on Form 10.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed within its Registration Statement on Form 10 that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At March 31, 2023, there were no material changes to the Company's risk factors provided in the Company's Form 10 other than as set forth below.
The proposed separation of the Company into an independent, publicly traded company is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.
On August 4, 2022, MDU Resources announced its plan to separate Knife River from MDU Resources, which would result in two independent, publicly traded companies and is expected to occur May 31, 2023, subject to certain conditions. The execution of the proposed separation has required and will continue to require significant time and attention from the Company’s senior management and employees, which could disrupt the Company’s ongoing business and adversely affect financial results and results of operations. Further, the Company's employees may be distracted due to the uncertainty regarding their future roles with the Company pending the consummation of the proposed separation. Additionally, foreseen and unforeseen costs may be incurred in connection with the proposed separation, including fees such as advisory, accounting, legal, reorganization, restructuring, regulatory, SEC filing and other professional services, some of which may be incurred regardless of when the separation occurs. The proposed separation is also complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the Company to operate as an independent public company and finalization of the capital structure of the Company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory approvals or clearances. In particular, changes in interest or exchange rates and the effects of inflation could delay or adversely affect the proposed separation, including in connection with any debt financing transactions undertaken in connection with the separation or the terms of any indebtedness incurred in connection therewith. There can be no assurances that MDU Resources and the Company will be able to complete the proposed separation on the terms or timeline that was announced, if at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.
Item 5. Other Information
None.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Certificate of Incorporation of Knife River Holding Company	X
3(b)	Bylaws of Knife River Holding Company	X
3(c)	Certificate of Amendment of the Certificate of Incorporation of Knife River Holding Company	X
4.2	Indenture, dated as of April 25, 2023, among Knife River Holding Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee		10- 12B/A		4.2	4/7/23	1-41642
10.1	Form of Knife River Corporation Director and/or Executive Officer Indemnification Agreement		10- 12B/A		10.16	4/7/23	1-41642
10.2	Promotion Letter with John F. Quade dated as of January 31, 2023	X
10.3	Promotion Letter with Nathan W. Ring dated as of March 15, 2023	X
10.4	Promotion Letter with Marney L. Kadrmas dated as of March 15, 2023	X
10.5	Promotion Letter with Glenn R. Pladsen dated as of March 15, 2023	X
10.6	Promotion Letter with Nancy K. Christenson dated as of March 15, 2023	X
10.7	Promotion Letter with Karl A. Liepitz dated as of March 15, 2023	X
10.8	Promotion Letter with Trevor J. Hastings dated as of March 15, 2023	X
10.9	Promotion Letter with Brian R. Gray dated as of March 27, 2023	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Holding Company

DATE:	May 16, 2023	BY:	/s/ Brian R. Gray
Brian R. Gray
President and Chief Executive Officer

		BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer