Form 10-Q
period 2023-06-30
Knife River Corp
filed 2023-08-08
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission file number 1-41642
Knife River Corporation
(Exact name of registrant as specified in its charter)

Delaware	92-1008893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 West Century Avenue
P.O. Box 5568
Bismarck, North Dakota 58506-5568
(Address of principal executive offices)
(Zip Code)
(701) 530-1400
(Registrant's telephone number, including area code)

Knife River Holding Company
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2023: 56,566,214 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
Agency	Publicly-funded work completed for state departments of transportation, as well as cities and counties
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of MDU Resources and the direct parent company of Knife River prior to the spinoff
Company	Knife River Corporation
COVID-19	Coronavirus disease 2019
Distribution	The distribution of approximately 90 percent of the outstanding shares of Knife River common stock to MDU Resources stockholders on a pro rata basis of one share of Knife River common stock for every four shares held of MDU Resources common stock
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EDGE	"Competitive EDGE" strategy implemented by the Company to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
KRC Materials, Inc.	A direct wholly owned subsidiary of Knife River and, prior to the Separation, a direct wholly owned subsidiary of Centennial
Knife River Corporation	The holding company established in conjunction with the Separation and, prior to the Separation, a direct wholly owned subsidiary of MDU Resources
MDU Resources	MDU Resources Group, Inc., the indirect parent company of Knife River prior to the spinoff
SEC	United States Securities and Exchange Commission
Separation	The separation of Knife River from MDU Resources' other businesses and the creation of an independent, publicly traded company
SOFR	Secured Overnight Financing Rate

Index
Introduction
Knife River is a leading aggregates-based construction materials and contracting services provider in the United States. The Company's aggregate reserves provide the foundation for its vertically integrated business strategy, with approximately 40 percent of its aggregates for the year ended December 31, 2022, being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services). The Company provides construction materials and contracting services for both public and private customers and is focused on being the provider of choice in mid-size, high-growth markets. Knife River is committed to its plan for continued growth and to delivering for its stakeholders — customers, communities, employees and stockholders — by executing on its four core values: people, safety, quality and the environment.
The Company supplies construction materials to customers in 14 states and also provides related contracting services. It has broad access to high-quality aggregates in most of its markets, which forms the foundation of its vertically integrated business model. Knife River shares resources, including plants, equipment and people, across its various locations to maximize efficiency, and it transports its products by truck, rail and barge to complete the vertical value chain, depending on the particular market. The Company's strategically located aggregate sites, ready-mix plants and asphalt plants, along with its fleet of ready-mix and dump trucks, enables Knife River to better serve its customers. The Company believes its vertically integrated business model is a strong competitive advantage that provides scale, efficiency and operational excellence for the benefit of customers, stockholders and the broader communities that it serves.
The Company is organized into six operating regions: Pacific, Northwest, Mountain, North Central, South and Energy Services. These regions are used to determine the Company's reportable segments, which are based on the Company's method of internal reporting and are aligned by key geographic regions due to the production of construction materials and related contracting services following the seasonal nature of the construction industry. Knife River's reportable segments are: Pacific, Northwest, Mountain and North Central, with South and Energy Services included in the All Other category with its corporate services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer. For more information on the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.
On May 31, 2023 (the Separation and Distribution date), MDU Resources distributed shares representing approximately 90 percent of Knife River's outstanding common stock to holders of record of MDU Resources' common stock as of the close of business on May 22, 2023, in a spin-off that was tax-free for U.S. federal tax purposes. Following the Distribution, Knife River became an independent, publicly traded company.

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenue:
Construction materials	$431,752	$381,131	$624,669	$576,829
Contracting services	353,437	330,682	468,420	444,949
Total revenue	785,189	711,813	1,093,089	1,021,778
Cost of revenue:
Construction materials	316,179	303,498	510,308	506,355
Contracting services	316,027	304,974	425,703	410,968
Total cost of revenue	632,206	608,472	936,011	917,323
Gross profit	152,983	103,341	157,078	104,455
Selling, general and administrative expenses	59,450	42,933	108,108	88,652
Operating income	93,533	60,408	48,970	15,803
Interest expense	19,156	7,424	28,651	12,690
Other income (expense)	2,478	(2,842)	3,304	(4,778)
Income (loss) before income taxes	76,855	50,142	23,623	(1,665)
Income tax expense (benefit)	20,019	11,580	8,107	(217)
Net income (loss)	$56,836	$38,562	$15,516	$(1,448)

Net income (loss) per share:
Basic	$1.00	$.68	$.27	$(.03)
Diluted	$1.00	$.68	$.27	$(.03)
Weighted average common shares outstanding:
Basic	56,566	56,566	56,566	56,566
Diluted	56,599	56,566	56,583	56,566
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$56,836	$38,562	$15,516	$(1,448)
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income (loss), net of tax of $13 and $27 for the three months ended and $28 and $54 for the six months ended in 2023 and 2022, respectively	44	82	90	164
Postretirement liability adjustment:
Postretirement liability gains (losses) arising during the period, net of tax of $(6) and $1,879 for the three months ended and $(6) and $1,879 for the six months ended in 2023 and 2022, respectively	(17)	5,820	(17)	5,820
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $15 and $71 for the three months ended and $31 and $142 for the six months ended in 2023 and 2022, respectively	48	220	95	441
Postretirement liability adjustment	31	6,040	78	6,261
Other comprehensive income	75	6,122	168	6,425
Comprehensive income attributable to common stockholders	$56,911	$44,684	$15,684	$4,977
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	June 30, 2023	December 31, 2022
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$68,489	$10,090
Receivables, net	418,620	210,157
Costs and estimated earnings in excess of billings on uncompleted contracts	58,020	31,145
Due from related-party	—	16,050
Inventories	374,377	323,277
Prepayments and other current assets	38,820	17,848
Total current assets	958,326	608,567
Noncurrent assets:
Property, plant and equipment	2,533,435	2,489,408
Less accumulated depreciation, depletion and amortization	1,221,966	1,174,195
Net property, plant and equipment	1,311,469	1,315,213
Goodwill	274,478	274,540
Other intangible assets, net	12,110	13,430
Operating lease right-of-use assets	45,933	45,873
Investments and other	40,581	36,696
Total noncurrent assets	1,684,571	1,685,752
Total assets	$2,642,897	$2,294,319
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$7,082	$211
Related-party notes payable - current portion	—	238,000
Accounts payable	174,603	87,370
Billings in excess of costs and estimated earnings on uncompleted contracts	44,590	39,843
Taxes payable	29,878	8,502
Accrued compensation	26,041	29,192
Due to related-party	—	20,286
Current operating lease liabilities	14,067	13,210
Other accrued liabilities	88,095	80,276
Total current liabilities	384,356	516,890
Noncurrent liabilities:
Long-term debt	832,047	427
Related-party notes payable	—	446,449
Deferred income taxes	170,502	175,804
Noncurrent operating lease liabilities	31,866	32,663
Other	129,274	93,497
Total liabilities	1,548,045	1,265,730
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 56,997,350 shares issued and 56,566,214 shares outstanding at June 30, 2023; 80,000 shares authorized, issued and outstanding, $10 par value at December 31, 2022	570	800
Other paid-in capital	611,562	549,106
Retained earnings	498,530	494,661
MDU Resources common stock held by subsidiary at cost - 538,921 shares at December 31, 2022	—	(3,626)
Treasury stock held at cost - 431,136 shares	(3,626)	—
Accumulated other comprehensive loss	(12,184)	(12,352)
Total stockholders' equity	1,094,852	1,028,589
Total liabilities and stockholders' equity	$2,642,897	$2,294,319
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Accumula-ted Other Comprehe-nsive Loss	Treasury Stock
	Shares	Amount			Shares	Amount		Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2022	80,000	$800	$549,106	$494,661	(538,921)	$(3,626)	$(12,352)	—	$—	$1,028,589
Net loss	—	—	—	(41,320)	—	—	—	—	—	(41,320)
Other comprehensive income	—	—	—	—	—	—	93	—	—	93
Stock-based compensation	—	—	453	(39)	—	—	—	—	—	414
Net transfers to Centennial	—	—	(1,385)	(11,622)	—	—	—	—	—	(13,007)
At March 31, 2023	80,000	$800	$548,174	$441,680	(538,921)	$(3,626)	$(12,259)	—	$—	$974,769
Net income	—	—	—	56,836	—	—	—	—	—	56,836
Other comprehensive Income	—	—	—	—	—	—	75	—	—	75
Stock-based compensation	—	—	212	14	—	—	—	—	—	226
Transfer of MDU Resources' stock held by subsidiary	—	—	—	—	538,921	3,626	—	—	—	3,626
Receipt of treasury stock at cost	—	—	—	—	—	—	—	(431,136)	(3,626)	(3,626)
Retirement of historical common stock in connection with the Separation	(80,000)	(800)	800	—	—	—	—	—	—	—
Issuance of common stock in connection with the Separation	56,997,350	570	(596)	—	—	—	—	—	—	(26)
Net transfers from Centennial and MDU Resources including Separation adjustments	—	—	62,972	—	—	—	—	—	—	62,972
At June 30, 2023	56,997,350	$570	$611,562	$498,530	—	$—	$(12,184)	(431,136)	$(3,626)	$1,094,852

	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Accumula-ted Other Comprehe-nsive Loss	Treasury Stock
	Shares	Amount			Shares	Amount		Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2021	80,000	$800	$549,714	$430,446	(538,921)	$(3,626)	$(24,490)	—	$—	$952,844
Net loss	—	—	—	(40,010)	—	—	—	—	—	(40,010)
Other comprehensive income	—	—	—	—	—	—	303	—	—	303
Stock-based compensation	—	—	333	(27)	—	—	—	—	—	306
Net transfers to Centennial	—	—	(3,432)	(12,976)	—	—	—	—	—	(16,408)
At March 31, 2022	80,000	$800	$546,615	$377,433	(538,921)	$(3,626)	$(24,187)	—	$—	$897,035
Net income	—	—	—	38,562	—	—	—	—	—	38,562
Other comprehensive income	—	—	—	—	—	—	6,122	—	—	6,122
Stock-based compensation	—	—	333	(27)	—	—	—	—	—	306
Net transfers to Centennial	—	—	(5,063)	(12,974)	—	—	—	—	—	(18,037)
At June 30, 2022	80,000	$800	$541,885	$402,994	(538,921)	$(3,626)	$(18,065)	—	$—	$923,988
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Operating activities:
Net income (loss)	$15,516	$(1,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	60,760	58,101
Deferred income taxes	(5,355)	(975)
Provision for credit losses	1,015	(241)
Amortization of debt issuance costs	2,059	228
Employee stock-based compensation costs	665	666
Pension and postretirement benefit plan net periodic benefit cost	595	654
Unrealized (gains) losses on investments	(1,282)	2,631
Gains on sales of assets	(3,356)	(2,498)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(236,395)	(215,158)
Due from related-party	16,050	1,013
Inventories	(51,100)	(66,253)
Other current assets	(20,853)	(16,782)
Accounts payable	102,566	73,082
Due to related-party	(7,310)	9,836
Other current liabilities	25,598	8,749
Pension and postretirement benefit plan contributions	(292)	(208)
Other noncurrent changes	30,741	794
Net cash used in operating activities	(70,378)	(147,809)
Investing activities:
Capital expenditures	(66,578)	(80,254)
Acquisitions, net of cash acquired	—	(524)
Net proceeds from sale or disposition of property and other	4,117	4,294
Investments	(1,655)	(1,608)
Net cash used in investing activities	(64,116)	(78,092)
Financing activities:
Issuance of current related-party notes, net	—	100,000
Issuance of long-term related-party notes, net	205,275	154,923
Issuance of long-term debt	855,000	—
Repayment of long-term debt	(127)	(147)
Debt issuance costs	(16,640)	(749)
Proceeds from issuance of common stock	(26)	—
Net transfers to Centennial	(850,589)	(29,261)
Net cash provided by financing activities	192,893	224,766
Increase (decrease) in cash, cash equivalents and restricted cash	58,399	(1,135)
Cash, cash equivalents and restricted cash -- beginning of year	10,090	13,848
Cash, cash equivalents and restricted cash -- end of period	$68,489	$12,713
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
June 30, 2023 and 2022
(Unaudited)
Note 1 - Background
On August 4, 2022, MDU Resources announced that its board of directors approved a plan to pursue the Separation of the Knife River from MDU Resources. On May 31, 2023, the Company settled its net parent investment with Centennial and the Separation was completed by a pro rata distribution of shares representing approximately 90 percent of Knife River's outstanding common stock to MDU Resources' stockholders. MDU Resources' stockholders received one share of Knife River common stock for every four shares of MDU Resources common stock held as of the close of business on May 22, 2023. MDU Resources retained approximately 10 percent of Knife River's common stock. The Distribution was tax-free to its stockholders for U. S. federal income tax purposes. As a result of the Separation, Knife River is now an independent public company trading on the New York Stock Exchange under the symbol "KNF." More information on the Separation and Distribution, as well as the Company's historical results, can be found within the Company's Registration Statement on Form 10.
Note 2 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with the Company's Registration Statement on Form 10. The information is unaudited but includes adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature.
On May 31, 2023, the Company became a stand-alone publicly traded company. Prior to the Separation on May 31, 2023, Knife River operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. These consolidated financial statements and footnotes reflect the historical financial position, results of operations and cash flows of the Company as historically managed within MDU Resources for the periods prior to the completion of the Separation and reflect the financial position, results of operations and cash flows as a stand-alone company for the period after the completion of the Separation. The historical consolidated financial statements and footnotes were prepared on a “carve-out” basis in connection with the Separation and were derived from the consolidated financial statements of MDU Resources as if the Company operated on a stand-alone basis during the periods presented, and were prepared utilizing the legal entity approach in conformity with GAAP. The results for the three and six months ended June 30, 2022, vary from the previously reported MDU Resources' construction materials and contracting services segment due to an adjustment to a cost allocation for interim periods to conform with the Company's current year accounting. This adjustment does not impact the historical annual financial statements included in the Company's Registration Statement on Form 10. This adjustment decreased cost of revenue by $6.0 million ($4.6 million after tax) for the three and six months ended June 30, 2022. The adjustment is not considered material for the three or six months ended June 30, 2022.
The Company utilized allocations and carve-out methodologies to prepare its historical consolidated financial statements and footnotes. The consolidated financial statements and footnotes herein may not be indicative of the Company's future performance or actual expenses that would have been incurred as a stand-alone company for the periods presented.
All revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are included in the consolidated financial statements. In the periods prior to the Separation, the consolidated financial statements include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses. The amounts allocated were $4.4 million and $9.0 million for the three and six months ended June 30, 2023, respectively, and $4.7 million and $9.7 million for the three and six months ended June 30, 2022, respectively. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.

Index
Prior to the Separation, Knife River historically participated in Centennial’s centralized cash management program, including its overall financing arrangements. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been independent from MDU Resources for the period prior to the completion of the Separation. Knife River had related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheets as of December 31, 2022. The related-party notes payable to Centennial at May 30, 2023, was $889.7 million. As part of the Separation, Centennial made an equity contribution to the Company to release the Company of its obligation related to the outstanding notes payable. Also as part of the Separation, the Company entered into debt agreements and subsequently paid a dividend of $825.0 million from the debt proceeds to Centennial, which Centennial used to repay a portion of the Company's outstanding indebtedness. These transactions resulted in the Company receiving a net equity contribution of $64.7 million and is reflected as "Net transfers from Centennial and MDU Resources including separation adjustments" in the Consolidated Statement of Equity. Interest expense in the Consolidated Statements of Operations includes the allocation of interest on borrowing and funding associated with the related-party note agreements for periods prior to the Separation.
Prior to the Separation, income tax expense and tax balances in the consolidated financial statements were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company were a separate taxpayer and a standalone enterprise. Management believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable. As a stand-alone entity, the Company will file tax returns on its own behalf, and tax balances and effective income tax rate may differ from the amounts reported in the historical periods.
Management has also evaluated the impact of events occurring after June 30, 2023, up to the date of issuance of these consolidated interim financial statements on August 8, 2023, that would require recognition or disclosure in the Consolidated Financial Statements.
Principles of consolidation
For the pre-Separation periods, the accompanying financial statements of the Company were derived from the consolidated financial statements and accounting records of MDU Resources as if the Company and its wholly owned subsidiaries operated on a stand-alone basis during the periods presented. The consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying consolidated financial statements. Related-party transactions between the Company and MDU Resources or Centennial for general operating activities and intercompany debt have been included in the consolidated financial statements for the pre-Separation periods. These related-party transactions were settled in cash and are reflected in the pre-Separation Consolidated Balance Sheets as “Due from related-party” or “Due to related-party” with the aggregate net effect reflected in the Consolidated Statements of Cash Flows within operating activities and “Related-party notes payable” with the aggregate net effect reflected in the Consolidated Statements of Cash Flows within financing activities.
The aggregate net effect of related-party transactions not settled in cash as part of the Separation have been reflected in the pre-Separation Consolidated Balance Sheet within “Other paid-in capital”. See Note 18 for additional information on related-party transactions.
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
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. At June 30, 2023, the $68.5 million of cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows is comprised of $40.1 million of cash and cash equivalents and $28.4 million of restricted cash. At June 30, 2022, the Company did not have any restricted cash. Restricted cash represents deposits held by Knife River's captive insurance company that is required by state insurance regulations to remain in the captive insurance company as cash.

Index
Seasonality of operations
Some of the Company's operations are seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods, with lower activity in the winter months and higher activity in the summer months. Accordingly, the interim results for particular segments, and for the Company as a whole, may not be indicative of results for the full fiscal year or other future periods.
Note 3 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of the Company's receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $11.6 million and $11.2 million at June 30, 2023 and December 31, 2022, respectively. Receivables were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Trade receivables	$220,948	$104,347
Contract receivables	173,318	82,428
Retention receivables	30,224	28,859
Receivables, gross	424,490	215,634
Less expected credit loss	5,870	5,477
Receivables, net	$418,620	$210,157
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
Details of the Company's expected credit losses were as follows:

	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
At December 31, 2022	$2,045	$1,253	$1,278	$839	$62	$5,477
Current expected credit loss provision	45	313	164	(89)	(1)	432
Less write-offs charged against the allowance	1	68	18	—	—	87
At March 31, 2023	$2,089	$1,498	$1,424	$750	$61	$5,822
Current expected credit loss provision	9	74	631	(132)	1	583
Less write-offs charged against the allowance	18	512	3	—	2	535
At June 30, 2023	$2,080	$1,060	$2,052	$618	$60	$5,870

	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
At December 31, 2021	$2,052	$512	$1,610	$1,152	$80	$5,406
Current expected credit loss provision	1	(125)	(130)	6	(5)	(253)
Less write-offs charged against the allowance	1	20	4	1	1	27
At March 31, 2022	$2,052	$367	$1,476	$1,157	$74	$5,126
Current expected credit loss provision	11	58	(17)	(37)	(3)	12
Less write-offs charged against the allowance	—	56	4	47	2	109
At June 30, 2022	$2,063	$369	$1,455	$1,073	$69	$5,029

Index
Note 4 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Finished products	$227,683	$211,496
Raw materials	104,689	78,571
Supplies and parts	42,005	33,210
Total	$374,377	$323,277

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
Note 5 - Earnings per share
The calculation for basic and diluted earnings per share for any period presented prior to the Separation were based on the number of shares outstanding on May 31, 2023, the Separation and Distribution date. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Knife River stock-based awards outstanding at the time.
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income (loss) by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested restricted stock units. Weighted average common shares outstanding is comprised of issued shares of 56,997,350 less shares held in treasury of 431,136, as described in Note 6. Basic and diluted earnings per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net income (loss)	$56,836	$38,562	$15,516	$(1,448)
Weighted average common shares outstanding - basic	56,566	56,566	56,566	56,566
Effect of dilutive restricted stock units	33	—	17	—
Weighted average common shares outstanding - diluted	56,599	56,566	56,583	56,566
Shares excluded from the calculation of diluted earnings per share	—	—	—	—
Net income (loss) per share - basic	$1.00	$.68	$.27	$(.03)
Net income (loss) per share - diluted	$1.00	$.68	$.27	$(.03)
Note 6 - Equity
On May 31, 2023, the Company issued 56,997,350 shares of common stock with a par value of $0.01 in connection with the Separation.
The Company historically held 538,921 shares of MDU Resources common stock through one of its subsidiaries. The historical shares are presented as MDU Resources' stock held by subsidiary on the Consolidated Statement of Equity. In connection with the Separation, Knife River entered into an agreement with MDU Resources to transfer the stock of MDU Resources held by its subsidiary to MDU Resources in exchange for 431,136 shares of Knife River common stock. The number of shares transferred to Knife River was based on the value of the stock at the time of the Separation. The historical MDU Resources common stock held by subsidiary at cost of $3.6 million at June 30, 2023, on the Consolidated Balance Sheets reflects the value of the MDU Resources common stock at the time it was granted to Knife River's subsidiary and will remain at the historical value since the exchange was between related parties. The 431,136 shares of Knife River common stock are presented as Treasury stock held at cost in the Consolidated Balance Sheet and reduce the number of common stock shares outstanding.
Stock-Based Compensation
Prior to the Separation, key employees of the Company participated in various MDU Resources stock-based compensation plans authorized and managed by MDU Resources. All awards granted under the plans were based on MDU Resources' common shares, however, Knife River recognized the expense for its participants in its financial statements.
At the time of the Separation, each outstanding MDU Resources time-vested restricted stock unit and performance share award held by a Knife River employee was converted into Knife River time-vested restricted stock units. The converted awards will

Index
continue to vest over the original vesting period, which is generally three years from the grant date. All performance share awards that were converted at the time of the Separation were first adjusted using a combined performance factor based on MDU Resources' actual performance as of December 31, 2022. The number of restricted stock units was determined by taking the closing per share price of MDU Resources on May 31, 2023, and dividing by the closing per share price of Knife River on June 1, 2023. The ratio used to convert the MDU Resources' share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation. The existing unvested stock-based awards issued through MDU Resources' stock-based compensation plans were modified in connection with the Separation to maintain an equivalent value immediately before and after Separation. The impact of this modification was not material to the Company's stock-based compensation expense for the three months ended June 30, 2023.
Note 7 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2022	$(90)	$(12,262)	$(12,352)
Amounts reclassified from accumulated other comprehensive loss	46	47	93
Net current-period other comprehensive income	46	47	93
At March 31, 2023	$(44)	$(12,215)	$(12,259)
Other comprehensive loss before reclassification	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive loss	44	48	92
Net current-period other comprehensive income	44	31	75
At June 30, 2023	$—	$(12,184)	$(12,184)

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(418)	$(24,072)	$(24,490)
Amounts reclassified from accumulated other comprehensive loss	82	221	303
Net current-period other comprehensive income	82	221	303
At March 31, 2022	$(336)	$(23,851)	$(24,187)
Other comprehensive income before reclassification	—	5,820	5,820
Amounts reclassified from accumulated other comprehensive loss	82	220	302
Net current-period other comprehensive income	82	6,040	6,122
At June 30, 2022	$(254)	$(17,811)	$(18,065)

Index
The following amounts were reclassified out of accumulated other comprehensive loss into net income (loss). The amounts presented in parenthesis indicate a decrease to net income (loss) on the Consolidated Statements of Operations. The reclassifications were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Operations
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income (loss)	$(57)	$(109)	$(118)	$(218)	Interest expense
	13	27	28	54	Income taxes
	(44)	(82)	(90)	(164)
Amortization of postretirement liability losses included in net periodic benefit cost	(63)	(291)	(126)	(583)	Other income
	15	71	31	142	Income taxes
	(48)	(220)	(95)	(441)
Total reclassifications	$(92)	$(302)	$(185)	$(605)
Note 8 - Revenue from contracts with customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue includes revenue from the sales of construction materials and contracting services. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes. Revenue for construction materials is recognized at a point in time when delivery of the products has taken place. Contracting revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project.
Disaggregation
In the following tables, revenue is disaggregated by category for each segment and includes sales of materials to both third parties and internal customers. Due to consolidation requirements, the internal sales revenues must be eliminated against the construction materials product used in downstream materials and contracting services to arrive at the external operating revenues. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. For more information on the Company’s reportable segments, see Note 15.

Three Months Ended June 30, 2023	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$27,446	$47,966	$28,866	$30,323	$11,815	$146,416
Ready-mix concrete	40,526	44,583	34,506	53,900	11,383	184,898
Asphalt	6,275	34,518	29,472	46,719	7,953	124,937
Other	60,968	4,335	8	10,907	66,946	143,164
Contracting services public-sector	16,848	53,301	80,381	94,548	19,477	264,555
Contracting services private-sector	16,575	29,353	37,317	5,249	388	88,882
Internal sales	(26,483)	(35,322)	(34,796)	(54,044)	(17,018)	(167,663)
Revenues from contracts with customers	$142,155	$178,734	$175,754	$187,602	$100,944	$785,189

Three Months Ended June 30, 2022	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$24,330	$43,466	$26,919	$26,679	$14,994	$136,388
Ready-mix concrete	33,069	39,156	31,446	47,173	17,283	168,127
Asphalt	11,504	26,281	31,137	44,719	7,925	121,566
Other	53,248	4,073	9	9,903	57,049	124,282
Contracting services public-sector	23,626	46,208	30,626	86,011	21,015	207,486
Contracting services private-sector	12,688	19,564	87,786	3,083	75	123,196
Internal sales	(30,053)	(27,963)	(37,504)	(50,330)	(23,382)	(169,232)
Revenues from contracts with customers	$128,412	$150,785	$170,419	$167,238	$94,959	$711,813

Index

Six Months Ended June 30, 2023	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$46,143	$90,540	$38,532	$34,343	$20,379	$229,937
Ready-mix concrete	66,670	78,488	48,876	66,187	21,446	281,667
Asphalt	7,591	41,445	30,282	46,888	12,350	138,556
Other	87,023	7,016	11	12,493	75,214	181,757
Contracting services public-sector	20,819	70,304	108,619	99,074	37,811	336,627
Contracting services private-sector	19,474	55,115	50,762	5,357	1,085	131,793
Internal sales	(37,779)	(48,290)	(40,710)	(55,766)	(24,703)	(207,248)
Revenues from contracts with customers	$209,941	$294,618	$236,372	$208,576	$143,582	$1,093,089

Six Months Ended June 30, 2022	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$43,393	$77,138	$36,129	$30,679	$26,696	$214,035
Ready-mix concrete	63,125	75,480	47,616	59,529	30,876	276,626
Asphalt	15,975	34,691	31,468	44,765	12,753	139,652
Other	80,138	7,356	15	12,055	62,218	161,782
Contracting services public-sector	32,921	63,119	53,029	91,531	34,058	274,658
Contracting services private-sector	24,410	39,897	102,197	3,144	643	170,291
Internal Sales	(46,201)	(42,106)	(41,566)	(51,641)	(33,752)	(215,266)
Revenues from contracts with customers	$213,761	$255,575	$228,888	$190,062	$133,492	$1,021,778
Note 9 - Uncompleted contracts
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
The changes in contract assets and liabilities were as follows:

	June 30, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$58,020	$31,145	$26,875	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(44,590)	(39,843)	(4,747)	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract assets (liabilities)	$13,430	$(8,698)	$22,128
The Company recognized $11.4 million and $31.7 million in revenue for the three and six months ended June 30, 2023, respectively, which was previously included in contract liabilities at December 31, 2022. The Company recognized $6.2 million and $26.2 million in revenue for the three and six months ended June 30, 2022, respectively, which was previously included in contract liabilities at December 31, 2021.
The Company recognized a net increase in revenues of $7.4 million and $8.1 million for the three and six months ended June 30, 2023, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $5.7 million and $9.2 million for the three and six months ended June 30, 2022, respectively, from performance obligations satisfied in prior periods.

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
At June 30, 2023, the Company's remaining performance obligations were $1.04 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $960.9 million within the next 12 months or less; $58.8 million within the next 13 to 24 months; and $21.2 million in 25 months or more.
Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$38,277
Northwest	90,978	—	—	90,978
Mountain	26,816	—	—	26,816
North Central	75,879	—	—	75,879
All Other	42,528	—	—	42,528
Total	$274,540	$—	$(62)	$274,478
Other amortizable intangible assets were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Customer relationships	$18,540	$18,540
Less accumulated amortization	8,235	7,367
	10,305	11,173
Noncompete agreements	4,039	4,039
Less accumulated amortization	3,239	2,985
	800	1,054
Other	2,479	5,279
Less accumulated amortization	1,474	4,076
	1,005	1,203
Total	$12,110	$13,430
Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2023, was $653,000 and $1.3 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2022, was $780,000 and $1.4 million, respectively. Estimated amortization expense for identifiable intangible assets as of June 30, 2023, was:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Amortization expense	$1,237	$2,157	$2,042	$1,739	$1,717	$3,218
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

Index
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for the Company's executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $19.1 million and $20.1 million at June 30, 2023 and December 31, 2022, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $197,000 and $1.1 million for the three and six months ended June 30, 2023, respectively. The net unrealized loss on these investments was $1.6 million and $2.6 million for the three and six months ended June 30, 2022, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.
As part of the Separation, the Company retired certain insurance contracts used to satisfy its obligations under its unfunded, nonqualified defined contribution plan for the Company's executive officers and certain key management employees. The proceeds of the retired contracts totaled $4.8 million and was held in a money market account as of June 30, 2023. This amount will be used to purchase life insurance policies and re-invested in fixed-income and equity securities in the third quarter of 2023.
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2023
	(In thousands)
Assets:
Money market funds	$—	$7,529	$—	$7,529
Insurance contracts*	—	19,141	—	19,141
Total assets measured at fair value	$—	$26,670	$—	$26,670
*    The insurance contracts invest approximately 47 percent in fixed-income investments, 20 percent in cash equivalents, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies and 4 percent in target date investments.

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

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

June 30, 2023
(In thousands)
Carrying amount	$855,000
Fair value	$862,420
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 12 - Debt
Certain debt instruments of the Company contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, the Company must be in compliance with the applicable covenants and certain other conditions, all of which management believes the Company, as applicable, was in compliance with at June 30, 2023. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
On April 25, 2023, the Company issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture.
On May 31, 2023, the Company entered into a senior secured credit agreement consisting of a $275.0 million term loan and a $350.0 million revolving credit facility, of which $190.0 million was drawn down and $35.0 million was repaid during the period. Each debt facility has a SOFR-based interest rate and a maturity date of May 31, 2028. The term loan has a mandatory annual amortization of 2.50 percent for years one and two, 5.00 percent for years three and four, and 7.50 percent in the fifth year. The agreement contains customary covenants and provisions, including a covenant of Knife River not to permit, at any time, the ratio of total debt to trailing twelve month EBITDA to be greater than 4.75 to 1.00. The agreement also contains an interest coverage ratio covenant stating that Knife River’s trailing twelve month EBITDA to interest expense is to be no less than 2.25 to 1.00. The covenants also include restrictions on the sale of certain assets, loans and investments.
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2023	June 30, 2023
		(In thousands)
Term loan agreement due on May 31, 2028	7.36%	$275,000
Revolving credit agreement	7.53%	155,000
Senior notes due on May 1, 2031	7.75%	425,000
Other notes due on January 1, 2061	—%	511
Less unamortized debt issuance costs		16,382
Total long-term debt		839,129
Less current maturities		7,082
Net long-term debt		$832,047
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at June 30, 2023, were as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Long-term debt maturities	$3,645	$6,977	$10,414	$13,850	$17,187	$803,438
The Company currently borrows under the revolving credit agreement on a short-term basis and can refinance the draws throughout the term of the credit facility, which extends to May 31, 2028. For this reason, the credit agreement has been classified as long-term, given the intent and ability to refinance on a long-term basis.

Index
Note 13 - Income Taxes
Prior to the Separation, income tax expense and tax balances in the consolidated financial statements were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company were a separate taxpayer and a stand-alone enterprise. Management believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable. As a stand-alone entity, the Company will file tax returns on its own behalf, and tax balances and effective income tax rate may differ from the amounts reported in the historical periods.
Post-Separation, the income tax provisions are calculated based on Knife River's operating footprint, as well as tax return elections and assertions. Current income tax liabilities including amounts for unrecognized tax benefits related to the Company's activities included in MDU Resources' income tax returns were deemed to be immediately settled with MDU Resources' final settlement allocation process as dictated by the MDU Resources' Tax Sharing Agreement.
Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws.
Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies and actions. When there is a change in determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to provision for income taxes in the period in which such determination is made.
The Company's cash tax payments for the year may vary significantly from prior years as a result of the timing of the Separation and the seasonality of the Company's business.
Other Tax Matters
Tax Matters Agreement In connection with the Separation, the Company entered into a tax matters agreement with MDU Resources. The tax matters agreement governs the respective rights, responsibilities, and obligations between the Company and MDU Resources after the Separation with respect to tax liabilities and benefits, tax attributes, tax returns, tax contests and other tax sharing regarding U.S. federal, state and local income taxes, other tax matters and related tax returns.
Tax Refunds and Attributes The tax matters agreement provides for the allocation of certain pre-closing tax attributes between the Company and MDU Resources. Tax attributes will be allocated in accordance with the principles set forth in the MDU Resources' Tax Sharing Agreement, then existing, unless otherwise required by law. Under the tax matters agreement, the Company will be entitled to refunds for taxes for which the Company is responsible.
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Interest, net	$24,802	$10,721
Income taxes paid, net	$558	$16,470

Noncash investing and financing transactions were as follows:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,552	$4,758
Property, plant and equipment additions in accounts payable	$3,359	$5,785
Equity contribution from Centennial related to the Separation	$64,724	$—
Equity contribution to MDU Resources for asset/liability transfers related to the Separation	$(1,548)	$—
MDU Resources' stock issued prior to spin in connection with a business combination	$383	$—

Index
Note 15 - Business segment data
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
All of the reportable segments mine, process and sell construction aggregates (crushed stone and sand and gravel); produce and sell asphalt; and produce and sell ready-mix concrete, as well as in some segments the sale of merchandise and other building materials and related services, as well as vertically integrating their contracting services to support the aggregate-based product lines including heavy-civil construction, asphalt and concrete paving, and site development and grading, and in some segments the manufacturing of prestressed concrete products. The Pacific segment and All Other also produce and sell liquid asphalt products and the Pacific segment sells cement. Although not common to all locations, within All Other is the sale of merchandise and other building materials and related services.
The information below follows the same accounting policies as described in the audited financial statements and notes included in the Company's Registration Statement on Form 10. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
External operating revenues:
Pacific	$142,155	$128,412	$209,941	$213,761
Northwest	178,734	150,785	294,618	255,575
Mountain	175,754	170,419	236,372	228,888
North Central	187,602	167,238	208,576	190,062
All Other	100,944	94,959	143,582	133,492
Total external operating revenues	$785,189	$711,813	$1,093,089	$1,021,778
Intersegment operating revenues:
Pacific	$26,483	$30,053	$37,779	$46,201
Northwest	35,322	27,963	48,290	42,106
Mountain	34,796	37,504	40,710	41,566
North Central	54,044	50,330	55,766	51,641
All Other	17,018	23,382	24,703	33,752
Total intersegment operating revenues	$167,663	$169,232	$207,248	$215,266
EBITDA:
Pacific	$22,041	$15,198	$18,928	$20,631
Northwest	40,706	23,196	53,844	35,976
Mountain	32,561	28,643	26,014	20,601
North Central	24,461	16,108	894	(8,160)
All Other	5,346	4,173	11,328	78
Total segment EBITDA	$125,115	$87,318	$111,008	$69,126
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Total reportable segment operating revenues	$834,890	$762,704	$1,132,052	$1,069,800
Other operating revenues	117,962	118,341	168,285	167,244
Elimination of intersegment operating revenues	(167,663)	(169,232)	(207,248)	(215,266)
Total consolidated operating revenues	$785,189	$711,813	$1,093,089	$1,021,778

Index
A reconciliation of reportable segment EBITDA to consolidated income (loss) before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Total EBITDA for reportable segments	$119,769	$83,145	$99,680	$69,048
Other EBITDA	5,346	4,173	11,328	78
Depreciation, depletion and amortization	31,130	29,752	60,760	58,101
Interest expense, net*	17,130	7,424	26,625	12,690
Total consolidated income (loss) before income taxes	$76,855	$50,142	$23,623	$(1,665)
*Interest, net is interest expense net of interest income.
Note 16 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Prior to the Separation, Knife River was a participant in the MDU Resources postretirement benefit plan. The Company historically treated its share of the postretirement obligation under that plan as a single employer plan in accordance with ASC 715 - Compensation - Retirement Benefits and recorded the funded status and net periodic benefit cost associated with Knife River employees at Knife River. In connection with the Separation, effective June 1, 2023, Knife River established a new, stand-alone postretirement plan comparable to that of MDU Resources and transferred its obligations of $1.5 million for current participants (inclusive of employees that transferred to the Company from MDU Resources) to that plan. The Company's pension benefit plans were stand-alone for Knife River prior to the Separation.
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2022	2021
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$408	$282	$816	$564
Expected return on assets	(450)	(493)	(900)	(986)
Amortization of net actuarial loss	128	214	256	428
Net periodic benefit cost	$86	$3	$172	$6
Components of net periodic benefit cost for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost	$90	$131	$179	$262
Interest cost	180	128	361	256
Expected return on assets	5	(3)	12	(6)
Amortization of prior service credit	(20)	(20)	(40)	(40)
Amortization of net actuarial (gain) loss	(44)	88	(89)	176
Net periodic benefit cost	$211	$324	$423	$648

The components of net periodic benefit cost, other than the service cost component, are included in other income on the Consolidated Statements of Operations. The service cost component is included in selling, general and administrative expenses on the Consolidated Statements of Operations.

Index
Note 17 - Contingencies
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
At June 30, 2023 and December 31, 2022, the Company accrued contingent liabilities, which have not been discounted, of $970,000 and $1.0 million, respectively. At June 30, 2023 and December 31, 2022, the Company also recorded corresponding insurance receivables of $325,000 in both periods related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. Most of these claims and lawsuits are covered by insurance, thus the Company's exposure is typically limited to its deductible amount. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the Company's environmental matters that were previously reported in the audited financial statements and notes included in the Company's Registration Statement on Form 10.
Guarantees
Certain subsidiaries of the Company have outstanding obligations to third parties where the Company has guaranteed their performance. These guarantees are related to contracts for contracting services and certain other guarantees. At June 30, 2023, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2023.
Certain subsidiaries of the Company have outstanding letters of credit to third parties related to insurance policies, cement purchases and other agreements. At June 30, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated $4.9 million. At June 30, 2023, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $4.5 million in 2023 and $436,000 in 2024. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2023.
In the normal course of business, the Company has surety bonds related to contracts for contracting services and reclamation obligations of its subsidiaries. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, the Company will likely continue to enter into surety bonds for its subsidiaries in the future. At June 30, 2023, approximately $905.4 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 18 - Related-party transactions
Transition services agreements
As part of the Separation, MDU Resources is providing transition services to the Company and the Company is providing transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. For the three and six months ended June 30, 2023, the Company paid $599,000 and received $277,000 related to these activities. The majority of the transition services are expected to be completed over a period of one year, but no longer than two years after the Separation.

Index
Related-party notes payable
The related-party notes payable to Centennial at May 30, 2023, was $889.7 million. As part of the Separation, Centennial made an equity contribution to the Company to release the Company of its obligation related to the outstanding notes payable. Also as part of the Separation, the Company issued $425.0 million of 7.75 percent senior notes due May 1, 2031, a credit agreement consisting of a $275.0 million term loan and a $350.0 million revolving credit facility, of which $190.0 million was drawn down at the time of the Separation. On May 31, 2023, the Company paid a dividend of $825.0 million from these proceeds to Centennial, which Centennial used to repay a portion of the Company's outstanding indebtedness. These transactions resulted in the Company receiving a net equity contribution of $64.7 million and is reflected as "Net transfers from Centennial and MDU Resources including separation adjustments" in the Consolidated Statement of Equity. Refer to Note 12 for additional information on the debt facilities entered into in connection with the Separation.
For additional information on the presentation of related-party transactions, see Note 2.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Knife River is a people-first construction materials and contracting services company. The Company provides construction materials and contracting services to build safe roads, bridges and airport runways that connect people with where they want to go and with the supplies they need. Knife River also champions a positive workplace culture by focusing on safety, training, inclusion, compensation and work-life balance, and focuses on sustainable business practices for the benefit of its team, its stockholders and the public.
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
As a leading aggregates-based construction materials and contracting services provider in the United States, the Company's 1.1 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy with approximately 40 percent of its aggregates for the year ended December 31, 2022, being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). Its aggregate sites and associated asphalt and ready-mix plants are primarily in strategic locations near mid-sized, high-growth markets, providing Knife River with a transportation advantage for its materials that supports competitive pricing and increased margins. Knife River provides its products and services to both public and private markets, with public markets tending to be more stable across economic cycles, which helps offset the cyclical nature of the private markets.
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
•All Other: Iowa, Nebraska, North Dakota, South Dakota, Texas and Wyoming
The following table presents a summary of products and services provided, as well as modes of transporting those products, by each segment:

	Products and Services							Modes of Transportation
Precast/
			Ready-Mix	Construction	Prestressed	Liquid		Heavy
	Aggregates	Asphalt	Concrete	Services	Concrete	Asphalt	Cement	Equipment	Trucking	Rail	Barge
Pacific	X	X	X	X	X	X	X	X	X	X	X
Northwest	X	X	X	X	X			X	X	X	X
Mountain	X	X	X	X				X	X
North Central	X	X	X	X	X			X	X	X
All Other	X	X	X	X		X		X	X	X	X
The Separation
On August 4, 2022, MDU Resources announced that its board of directors approved a plan to pursue the Separation of the Knife River from MDU Resources. On May 31, 2023, the Company settled its net parent investment with Centennial and the Separation was completed by a pro rata distribution of shares representing approximately 90 percent of Knife River's outstanding common stock to MDU Resources' stockholders. MDU Resources' stockholders received one share of Knife River common stock for every four shares of MDU Resources common stock held as of the close of business on May 22, 2023. MDU Resources retained approximately 10 percent of Knife River's common stock. The Distribution was tax-free to its stockholders for U. S. federal income tax purposes. As a result of the Separation, Knife River is now an independent public company trading on the New York Stock Exchange under the symbol "KNF." More information on the Separation and Distribution, as well as the Company's historical results, can be found within the Company's Registration Statement on Form 10.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events or performance, and

Index
underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements related to EDGE, that are contained within the Market Conditions and Outlook and Business Segment Financial and Operating Data sections.
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in the section entitled "Risk Factors" in the Company's Registration Statement on Form 10 and subsequent filings with the SEC.
Basis of Presentation
Knife River historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company until the Separation from MDU Resources was completed. The accompanying historical consolidated financial statements and footnotes, which were prepared on a “carve-out” basis in connection with the Separation, were derived from the consolidated financial statements of MDU Resources as if the Company operated on a stand-alone basis during the historical periods presented, and were prepared utilizing the legal entity approach in conformity with GAAP. For additional information related to the basis of presentation, see Note 2.
Prior to the Separation, Knife River historically participated in Centennial’s centralized cash management program, including its overall financing arrangements. Knife River had related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheet at December 31, 2022. Interest expense in the Consolidated Statements of Operations reflects the allocation of interest on borrowing and funding associated with the related-party note agreements. Upon the completion of the Separation, Knife River implemented its own financing agreements with lenders.
All intercompany balances and transactions between the businesses comprising Knife River have been eliminated in the accompanying consolidated financial statements.
Market Conditions and Outlook
Knife River’s markets remain resilient and construction activity remains generally strong despite general and economic challenges, such as transportation disruptions, supply-chain constraints, inflation and rising interest rates. With approximately 80 percent of the contracting revenue from public-sector projects, Knife River is able to balance the cyclical nature of its private-sector customers. While Knife River experienced inflationary pressures in the past year, price increases have generally outpaced the increased costs. For more information on factors that may negatively impact Knife River's business, see the section entitled "Risk Factors" in the Company's Registration Statement on Form 10.
Backlog. There continues to be high demand for Knife River’s contracting services as evidenced by record second quarter backlog as it begins to enter its peak construction season.

	June 30, 2023	June 30, 2022
	(In millions)
Pacific	$78.3	$92.5
Northwest	257.3	169.4
Mountain	377.3	348.9
North Central	255.4	294.9
All Other	72.6	71.7
	$1,040.9	$977.4

Index
Margins on backlog at June 30, 2023, are higher than the margins on backlog at June 30, 2022. Approximately 84 percent of the Company's backlog relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Period-over-period increases or decreases cannot be used as an indicator of future revenues, net income or EBITDA. While the Company believes the current backlog of work remains firm, prolonged delays in the receipts of critical supplies and materials or continued increases to pricing, among other things, could result in customers seeking to delay or terminate existing or pending agreements. See the section entitled “Risk Factors” in the Company's Registration Statement on Form 10 for a list of factors that can cause revenues to be realized in periods and at levels that are different from originally projected.
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. The American Rescue Plan Act enacted in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are moving forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact Knife River. Additionally, the Infrastructure Investment and Jobs Act was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating $119 billion for the repair and rebuilding of roads and bridges across Knife River’s footprint. In addition, the Inflation Reduction Act provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and build out the infrastructure to support electric vehicles. In addition to federal funding, 12 out of the 14 states in which Knife River operates have implemented new funding mechanisms for public projects, including projects related to highways, airports and other public infrastructure. Knife River continues to monitor the implementation and impact of these legislative items.
Profitability. Knife River’s management continually monitors its margins and has been proactive in applying strategies to address the inflationary impacts seen across the United States. The Company has implemented a strategy called "Competitive EDGE" to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth. The EDGE acronym stands for EBITDA Margin Improvement, Discipline, Growth and Excellence. As part of this strategy, Knife River has increased its product pricing in each region over the past year and continues to implement cost savings initiatives to mitigate the effects of inflation on its gross margin. Due to existing contractual provisions, there can be a lag between announced price increases and the time when they are fully recognized. The Company continues to evaluate future price increases on a regular cadence to help maintain and increase margins to stay ahead of inflationary pressures and enhance stockholder value.
Knife River operates in geographically diverse and competitive markets yet strives to maximize efficiencies, including transportation costs and economies of scale, to maintain strong margins. Its margins can experience negative pressure from competition, as well as impacts from the volatility in the cost of raw materials, such as diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel, with fuel and liquid asphalt costs having the most significant impact on results. Such volatility and inflationary pressures may have an impact on the Company’s margins, including fixed-price contracting services contracts that are particularly vulnerable to the volatility of energy and material prices. While the Company has experienced some supply-chain constraints, it continues to have good relationships with its suppliers and has not experienced any material adverse impacts of shortages or delays on materials.
Knife River's operations can also be significantly impacted by both favorable and unfavorable weather conditions. Unseasonably wet and/or cold weather in the states it operates in can delay the start to construction season or cause temporary delays on specific projects, while unseasonably dry or warm weather in the states it operates in can allow for an early start to construction season or allow for early completions on specific projects. Either of these conditions can impact both its construction materials sales and contracting services revenues. In early 2023, the western part of the United States had near record levels of precipitation, which negatively impacted results for various segments. Other variables that can impact Knife River’s margins include the timing of project starts or completions, and declines or delays in new and existing projects due to the cyclical nature of the construction industry. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Today’s labor market includes an aging workforce and labor shortages, including shortages of truck drivers, which has caused increased labor-related costs. Knife River continues to monitor the labor markets and assess additional opportunities to enhance and support its workforce. Despite these efforts, Knife River expects labor costs to continue to increase based on the increased demand for services.

Index
Consolidated Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Revenue	$785.2	$711.8	$1,093.1	$1,021.8
Cost of revenue	632.2	608.5	936.0	917.3
Gross profit	153.0	103.3	157.1	104.5
Selling, general and administrative expenses	59.5	42.9	108.1	88.7
Operating income	93.5	60.4	49.0	15.8
Interest expense	19.1	7.4	28.7	12.7
Other income (expense)	2.5	(2.8)	3.3	(4.8)
Income (loss) before income taxes	76.9	50.2	23.6	(1.7)
Income tax expense (benefit)	20.1	11.6	8.1	(.2)
Net income (loss)	$56.8	$38.6	$15.5	$(1.5)

EBITDA*	$125.1	$87.3	$111.0	$69.1
Adjusted EBITDA*	$126.3	$90.4	$112.5	$74.5
*EBITDA and Adjusted EBITDA are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled "Non-GAAP Financial Measures."

Revenue includes revenue from the sale of construction materials and contracting services. Revenue for construction materials is recognized at a point in time when delivery of the products has taken place. Contracting revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project.
Cost of revenue includes all material, labor and overhead costs incurred in the production process for Knife River's products and services. These costs are impacted by various drivers, the most significant of which includes changes in raw material costs, energy costs and salary and benefits costs. Cost of revenue also includes depreciation, depletion and amortization attributable to the assets used in the production process.
Gross profit includes revenue less cost of revenue, as defined above, and is the difference between revenue and the cost of making a product or providing a service, before deducting selling, general and administrative expenses, income taxes and interest expense.
Selling, general and administrative expenses include the costs for estimating, bidding and business development, as well as costs related to corporate functions. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. Other general and administrative expenses include outside services; information technology; depreciation and amortization; training, travel and entertainment; office supplies; allowance for expected credit losses; gains or losses on the sale of assets; and other miscellaneous expenses.
Other income (expense) includes net periodic benefit costs for the Company’s benefit plan expenses, other than service costs; interest income; unrealized gains and losses on investments for the Company’s nonqualified benefit plans; earnings or losses on joint venture arrangements; and other miscellaneous income or expenses.
Income tax expense (benefit) consists of corporate income taxes related to the sale of the Company's products and services. The effective tax rate can be affected by many factors, including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations and changes to the Company's overall levels of income before income tax.
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

Index
The following tables summarize operating results for the Company.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(In millions)
Revenues by operating segment:
Pacific	$142.2		$128.4		$209.9		$213.8
Northwest	179.0		151.0		294.9		256.5
Mountain	175.8		170.4		236.4		228.9
North Central	187.6		167.2		208.6		190.1
All Other and internal sales	100.6		94.8		143.3		132.5
Total revenues	$785.2		$711.8		$1,093.1		$1,021.8

Gross profit by operating segment:
Pacific	$27.2	19.1%	$18.3	14.2%	$28.9	13.8%	$26.6	12.4%
Northwest	43.1	24.0%	24.2	16.1%	58.8	19.9%	38.3	14.9%
Mountain	34.4	19.6%	29.5	17.3%	28.6	12.1%	23.8	10.4%
North Central	28.4	15.2%	17.9	10.7%	8.2	4.0%	(3.1)	(1.6)%
All Other	19.9	19.8%	13.4	14.1%	32.6	22.7%	18.9	14.3%
Total gross profit	$153.0	19.5%	$103.3	14.5%	$157.1	14.4%	$104.5	10.2%

EBITDA*:
Pacific	$22.0	15.5%	$15.2	11.8%	$18.9	9.0%	$20.6	9.7%
Northwest	40.7	22.7%	23.2	15.4%	53.8	18.3%	36.0	14.0%
Mountain	32.6	18.5%	28.6	16.8%	26.0	11.0%	20.6	9.0%
North Central	24.4	13.0%	16.1	9.6%	.9	.4%	(8.2)	(4.3)%
All Other	5.4	5.3%	4.2	4.4%	11.4	7.9%	.1	.1%
Total EBITDA*	$125.1	15.9%	$87.3	12.3%	$111.0	10.2%	$69.1	6.8%
*EBITDA, Segment EBITDA, and EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales (thousands):
Aggregates (tons)	9,181	9,521	14,049	14,491
Ready-mix concrete (cubic yards)	1,113	1,140	1,674	1,873
Asphalt (tons)	1,913	2,101	2,092	2,417

Average selling price:*
Aggregates (per ton)	$15.95	$14.33	$16.37	$14.77
Ready-mix concrete (per cubic yard)	$166.11	$147.53	$168.30	$147.67
Asphalt (per ton)	$65.32	$57.85	$66.24	$57.77
*The average selling price includes freight and delivery and other revenues.

Index

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(In millions)
Revenues by product line:
Aggregates	$146.4		$136.4		$229.9		$214.0
Ready-mix concrete	184.9		168.1		281.7		276.6
Asphalt	125.0		121.5		138.5		139.7
Other*	143.2		124.3		181.8		161.8
Contracting services	353.4		330.7		468.4		445.0
Internal sales	(167.7)		(169.2)		(207.2)		(215.3)
Total revenues	$785.2		$711.8		$1,093.1		$1,021.8

Gross profit by product line:
Aggregates	$36.4	24.9%	$29.7	21.8%	$38.8	16.9%	$30.0	14.0%
Ready-mix concrete	28.1	15.2%	23.4	13.9%	36.8	13.1%	32.7	11.8%
Asphalt	16.4	13.1%	11.4	9.4%	10.3	7.5%	6.3	4.5%
Other*	34.7	24.2%	13.1	10.5%	28.5	15.6%	1.5	.9%
Contracting services	37.4	10.6%	25.7	7.8%	42.7	9.1%	34.0	7.6%
Total gross profit	$153.0	19.5%	$103.3	14.5%	$157.1	14.4%	$104.5	10.2%
*Other includes cement, liquid asphalt, merchandise, fabric and spreading, and other products and services that individually are not considered to be a major line of business.

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Revenue
Revenue increased $73.4 million, due in large part to higher average selling prices across all product lines. The increase in pricing resulted in $66.5 million more in revenue, which was primarily the result of continued EDGE-related pricing initiatives and increases in commodity pricing. Contracting services revenues increased by $22.7 million due mostly to more available work and a few impact projects in the Northwest and North Central segments. Partially offsetting these increases were decreased asphalt, aggregate and ready-mix concrete sales volumes of $22.1 million, primarily attributable to the absence of impact projects and project timing as the construction season was slow to start in some regions, as well as the partial sale of non-strategic assets in southeast Texas.
Gross profit and gross margin
Gross profit increased $49.7 million, and gross margin increased 500 basis points, primarily due to higher realized prices resulting from continued EDGE-related pricing initiatives across all product lines of $30.6 million and lower equipment operating costs of $8.1 million, primarily fuel costs. In addition, contracting services margins increased, contributing an additional $11.7 million, primarily attributable to more available work in most areas of operations, allowing for higher bid margins.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $16.6 million as a result of higher payroll-related costs of $8.5 million related to both inflationary pressures driving up wages and increased staff after the Separation, as well as higher incentive and health insurance accruals. In addition, the Company has incurred higher professional service fees of $2.0 million, higher taxes, dues and subscriptions of $1.3 million, and other miscellaneous costs, including equipment, insurance, office, and information technology expenses, partially as a result of standing itself up as a publicly traded company.
Interest expense
Interest expense increased $11.7 million due primarily to higher average interest rates, which resulted in additional interest expense in the period of $9.9 million. Interest rates were higher as a result of the Company settling historical related-party notes payable as part of the Separation and entering into new debt arrangements. The Company also had higher average debt balances.
Other income (expense)
Other income increased $5.3 million due in part to improved performance on the Company's nonqualified benefit plan investments of $2.8 million, as discussed in Note 11, as well as interest income of $2.0 million on the cash held in escrow for the $425.0 million of senior notes issued prior to the completion of the Separation.
Income tax expense
Income tax expense increased $8.5 million, corresponding with higher income before income taxes.

Index
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Revenue
Revenue increased $71.3 million, as the Company benefited from higher average selling prices across all product lines of $96.4 million, largely the result of EDGE-related pricing initiatives. Contracting services revenues increased by $23.4 million, primarily due to more available work in the Northwest segment. Partially offsetting these increases were decreased asphalt, aggregate and ready-mix concrete sales volumes of $62.4 million, primarily attributable to the absence in 2023 of impact projects, project timing and unseasonably wet weather conditions in certain regions in the early part of the year causing a late start to the construction season, as well as the partial sale of non-strategic assets in southeast Texas in December 2022.
Gross profit and gross margin
Gross profit increased $52.6 million, and gross margin increased 420 basis points, primarily due to higher realized prices resulting from EDGE-related pricing initiatives across all product lines of $36.3 million, and lower equipment operating costs of $11.4 million, mainly fuel and timing of costs. In addition, contracting services margins benefited by $8.7 million as strong markets and more available work in most areas of operations during the second quarter more than offset the unfavorable weather impacts experienced during the first quarter.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $19.4 million, resulting from higher payroll-related costs of $8.7 million related to both inflationary pressures driving up wages and increased staff after the Separation, as well as higher incentive accruals. In addition, the Company has incurred higher professional service fees of $2.9 million; higher office expenses of $1.2 million; higher dues and subscriptions of $1.2 million; higher insurance expenses of $1.1 million; and other miscellaneous costs, including equipment and information technology expenses, partially as a result of standing itself up as a publicly traded company. Additionally, the Company increased expected credit losses by $1.4 million associated with an increase in receivable balances over 90 days and the absence of bad debt recoveries in 2022.
Interest expense
Interest expense increased $16.0 million due primarily to higher average interest rates, which resulted in additional interest expense in the period of $14.6 million. Interest rates were higher as a result of the Company settling historical related-party notes payable as part of the Separation and entering into new debt arrangements. The Company also had higher average debt balances.
Other income (expense)
Other income increased $8.1 million due in part to improved performance on the Company's nonqualified benefit plan investments of $5.7 million, as discussed in Note 11, as well as interest income of $2.0 million on the cash held in escrow for the $425.0 million of senior notes issued prior to the completion of the Separation.
Income tax expense
Income tax expense increased $8.3 million corresponding with higher income before income taxes.
Business Segment Financial and Operating Data
A discussion of key financial data from Knife River’s business segments follows. This discussion is focused on the key financial measures the Company uses to evaluate the performance of its business from a segment level, which include revenue, gross profit, gross margin, EBITDA and EBITDA margin. Knife River focuses on gross margin, which is defined as gross profit as a percent of revenue, as a key metric when assessing the performance of the business as management believes that analyzing changes in costs in relation to changes in revenue provides more meaningful insight into the results of operations than examining costs in isolation. EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures.”

Index
Results of Operations - Pacific

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$142.2	$128.4	11%	$209.9	$213.8	(2)%
Gross profit	$27.2	$18.3	49%	$28.9	$26.6	9%
Gross margin	19.1%	14.2%		13.8%	12.4%
EBITDA	$22.0	$15.2	45%	$18.9	$20.6	(8)%
EBITDA margin	15.5%	11.8%		9.0%	9.7%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Aggregates	$27.5	$24.3	$46.1	$43.4
Ready-mix concrete	40.5	33.1	66.7	63.1
Asphalt	6.3	11.5	7.6	16.0
Other*	61.0	53.3	87.0	80.2
Contracting services	33.4	36.3	40.3	57.3
Internal sales	(26.5)	(30.1)	(37.8)	(46.2)
	$142.2	$128.4	$209.9	$213.8
*Other includes cement, liquid asphalt, merchandise, fabric and spreading, and other products that individually are not considered to be a major line of business for the segment.

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Revenue
Revenue increased $13.8 million, as increased pricing across most product lines contributed an additional $11.7 million, largely resulting from EDGE-related pricing initiatives. Also contributing to the increase were strong volumes of ready-mix concrete products of $7.2 million from higher demand in Hawaii as the local economy continues to regain momentum through tourism and military spending, as well as higher demand in northern California based in part on an acquisition in December 2022. Partially offsetting the increased revenues were lower asphalt volumes and decreased contracting services revenues of $9.4 million, both resulting from the late start to the construction season and the absence of impact projects in California.
Gross profit and gross margin
Gross profit increased $8.9 million and gross margin increased 490 basis points, largely the result of strong product pricing adding $7.1 million, as previously discussed. In addition, lower equipment operating costs, mainly fuel, had a positive impact to gross margin.
EBITDA and EBITDA margin
EBITDA increased $6.8 million and EBITDA margin increased 370 basis points. These increases were the direct result of the previously discussed higher gross profit, partially offset by higher selling, general and administrative costs. The increase in selling, general and administrative costs includes higher payroll-related costs of $1.4 million, due in part to increased personnel from an acquisition in December 2022 and higher incentive accruals; increased rent and overhead expenses of $200,000 each; and higher professional service fees and other miscellaneous expenses.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Revenue
Revenue decreased $3.9 million as the segment experienced wet weather conditions in California during the first quarter of 2023. Certain areas in Northern California experienced precipitation rates that were four to five times higher during the first three months of 2023 compared to the drought conditions experienced during the same timeframe in 2022. These weather conditions prevented the Company from executing on contracting services projects of $9.2 million, including asphalt paving work, and affected demand for products, which contributed to the decrease in sales volumes of $11.0 million across most of its product lines. The absence in 2023 of an impact project further decreased contracting services revenues. Partially offsetting the decreased revenues were the positive effects of EDGE-related pricing initiatives across all product lines of $20.1 million, and higher volumes in Hawaii supported by the strong economic environment during the second quarter, as previously discussed.

Index
Gross profit and gross margin
Gross profit increased $2.3 million and gross margin increased 140 basis points, driven primarily by the previously discussed strong product pricing that more than offset the decreased volumes and contracting services resulting from the wet weather conditions in California, as previously discussed, as well as cost overruns on a project in California. In addition, the segment experienced higher utility and labor-related costs, which increased year over year on a cost-per-unit basis.
EBITDA and EBITDA margin
EBITDA decreased $1.7 million and EBITDA margin decreased 70 basis points. These decreases were the result of higher selling, general and administrative costs. The increase in selling, general and administrative costs includes higher payroll-related costs of $2.3 million, due in part to increased personnel from an acquisition in December 2022 and higher incentive accruals; higher legal and other professional services of $500,000; increased rent expense of $400,000; higher overhead expenses and lower asset sale gains of $300,000 each; decreased recovery of bad debt of $200,000; and increased other miscellaneous expenses. Partially offsetting the decreases was higher gross profit, as previously discussed.

Results of Operations - Northwest

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$179.0	$151.0	19%	$294.9	$256.5	15%
Gross profit	$43.1	$24.2	78%	$58.8	$38.3	54%
Gross margin	24.0%	16.1%		19.9%	14.9%
EBITDA	$40.7	$23.2	75%	$53.8	$36.0	49%
EBITDA margin	22.7%	15.4%		18.3%	14.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Aggregates	$47.9	$43.5	$90.5	$77.1
Ready-mix concrete	44.6	39.1	78.5	75.5
Asphalt	34.5	26.3	41.4	34.7
Other*	4.4	4.0	7.1	7.4
Contracting services	82.7	65.8	125.4	103.0
Internal sales	(35.1)	(27.7)	(48.0)	(41.2)
	$179.0	$151.0	$294.9	$256.5
*Other includes merchandise, transportation services and other products that individually are not considered to be a major line of business for the segment.

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Revenue
Revenue increased $28.0 million, largely the result of higher contracting services revenues of $16.9 million and higher average selling prices contributing an additional $14.8 million in revenue, supported by consistent market demand and EDGE-related pricing initiatives. Contracting services work benefited from more available work than the previous year, including Agency, data center, and parking garage work. Higher asphalt volumes of $4.9 million and higher ready-mix concrete volumes of $1.7 million also benefited from the increased contracting services work, highlighting the Company's successful vertical integration. Partially offsetting the increases were decreased aggregate volumes of $3.2 million, due in part to project timing.
Gross profit and gross margin
Gross profit increased $18.9 million and gross margin increased 790 basis points, resulting from the higher realized prices contributing $9.7 million in gross profit, largely from aggregates and asphalt, and the higher available contracting services work adding an additional $5.3 million, as previously discussed. Lower overall equipment operating costs, including fuel costs, also had a positive benefit in the quarter of approximately $3.8 million.

Index
EBITDA and EBITDA margin
EBITDA increased $17.5 million and EBITDA margin increased 730 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses of $2.1 million, including higher labor-related costs of $1.1 million, lower asset sales gains and higher other miscellaneous expenses.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Revenue
Revenue increased $38.4 million, largely the result of higher average selling prices adding $27.3 million of revenue, primarily due to EDGE-related pricing initiatives on all product lines, and higher contracting services revenues of $22.4 million. Contracting services work benefited from more available work than the previous year, including data center, parking garage, railroad and Agency work. Partially offsetting the increases were lower ready-mix concrete and aggregate volumes of $5.2 million, due in part to the absence of impact projects in 2023, colder temperatures and decreased demand for residential work.
Gross profit and gross margin
Gross profit increased $20.5 million and gross margin increased 500 basis points, resulting from higher aggregates gross profit of $7.6 million and higher asphalt gross profit of $4.0 million, due to higher average realized prices and product mix. Contracting services margins improved by $4.8 million due to the strong backlog of work established and the reduction of job losses as compared to the prior year. In addition, lower per unit fuel costs had a positive impact on gross profit.
EBITDA and EBITDA margin
EBITDA increased $17.8 million and EBITDA margin increased 430 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses of $4.2 million, including higher labor-related costs of $2.0 million related to higher incentive accruals and wages, lower asset sales gains of $1.0 million, higher dues and subscriptions, and higher other expenses.

Results of Operations - Mountain

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$175.8	$170.4	3%	$236.4	$228.9	3%
Gross profit	$34.4	$29.5	17%	$28.6	$23.8	20%
Gross margin	19.6%	17.3%		12.1%	10.4%
EBITDA	$32.6	$28.6	14%	$26.0	$20.6	26%
EBITDA margin	18.5%	16.8%		11.0%	9.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Aggregates	$28.9	$26.9	$38.5	$36.1
Ready-mix concrete	34.5	31.5	48.9	47.6
Asphalt	29.5	31.1	30.3	31.5
Contracting services	117.7	118.4	159.4	155.3
Internal sales	(34.8)	(37.5)	(40.7)	(41.6)
	$175.8	$170.4	$236.4	$228.9
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Revenue
Revenue increased $5.4 million, primarily the result of higher average selling prices on all product lines of $8.2 million, supported by demand and EDGE-related pricing momentum. Partially offsetting the increase were lower asphalt volumes and contracting services revenues as a result of the absence in 2023 of an impact airport project substantially completed during the second quarter of 2022. Overall asphalt volumes decreased an additional $3.5 million affected by unfavorable weather conditions in some locations, as were ready-mix concrete volumes.

Index
Gross profit and gross margin
Gross profit increased $4.9 million and gross margin increased 230 basis points, as a result of higher contracting services margins contributing profit of $2.7 million due to strong markets in most locations, along with higher realized prices for ready-mix concrete and aggregates of $1.9 million, as previously discussed. Lower overall equipment operating costs, largely related to fuel, also had a positive benefit in the quarter of approximately $2.3 million. Partially offsetting the increase was the absence in 2023 of an impact airport project substantially completed during the second quarter of 2022, which affected both asphalt and contracting services margins.
EBITDA and EBITDA margin
EBITDA increased $4.0 million and EBITDA margin increased 170 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses, including higher payroll-related costs of $600,000 and higher credit loss provisions of $600,000.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Revenue
Revenue increased $7.5 million, primarily the result of higher average selling prices on all product lines of $11.8 million, supported by demand, EDGE-related pricing and momentum in growing markets. Contracting services revenues increased by $4.1 million due to strong markets in all locations, offset partially by the absence in 2023 of an impact airport project substantially completed during the second quarter of 2022. Aggregate volumes also benefited by $1.1 million due to increased demand in Montana. Partially offsetting these increases were lower ready-mix concrete and asphalt volumes of $10.5 million, largely the result of unfavorable weather conditions in some locations. Asphalt volumes were also affected by the absence of the impact airport project previously discussed.
Gross profit and gross margin
Gross profit increased $4.8 million and gross margin increased 170 basis points, as a result of higher contracting services margins contributing profit of $3.4 million due to strong markets in most locations, as well as higher realized prices for ready-mix concrete of $2.7 million. Lower overall equipment operating costs, including fuel, also had a positive impact on the segment of approximately $1.7 million. Partially offsetting these increases was the absence in 2023 of an impact airport project substantially completed during the second quarter of 2022, which affected both asphalt and contracting services margins.
EBITDA and EBITDA margin
EBITDA increased $5.4 million and EBITDA margin increased 200 basis points, directly resulting from the increased gross profit previously discussed.

Results of Operations - North Central

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$187.6	$167.2	12%	$208.6	$190.1	10%
Gross profit	$28.4	$17.9	59%	$8.2	$(3.1)	365%
Gross margin	15.2%	10.7%		4.0%	(1.6)%
EBITDA	$24.4	$16.1	52%	$.9	$(8.2)	111%
EBITDA margin	13.0%	9.6%		.4%	(4.3)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Aggregates	$30.3	$26.7	$34.4	$30.7
Ready-mix concrete	53.9	47.1	66.2	59.5
Asphalt	46.7	44.7	46.8	44.8
Other*	10.9	9.9	12.5	12.0
Contracting services	99.8	89.1	104.4	94.7
Internal sales	(54.0)	(50.3)	(55.7)	(51.6)
	$187.6	$167.2	$208.6	$190.1
*Other includes merchandise and other products that individually are not considered to be a major line of business for the segment.

Index
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Revenue
Revenue increased $20.4 million, largely resulting from higher average selling prices due to EDGE-related pricing initiatives on all product lines contributing an additional $19.0 million in revenue, and higher contracting services revenue of $10.7 million benefiting from impact projects in certain locations and timing of some projects. Ready-mix concrete volumes also increased $2.2 million due to strong markets in certain locations resulting in more commercial and paving projects. Partially offsetting these increases were lower asphalt volumes of $5.6 million, largely related to seasonal heavy-load road restrictions in certain locations, and decreased aggregate volumes of $2.3 million from the absence of an impact project during 2022, as well as lower internal sales volumes due to a late start for paving projects.
Gross profit and gross margin
Gross profit increased $10.5 million and gross margin increased 450 basis points, largely due to higher realized prices on asphalt and aggregates of $4.1 million, and higher contracting services margins contributing profit of $4.1 million related to improved bid margins and impact projects. Lower overall equipment operating costs, largely related to fuel, also had a positive benefit in the quarter of approximately $3.2 million. Partially offsetting these increases were lower aggregates and asphalt margins related to the decreased volumes previously discussed.
EBITDA and EBITDA margin
EBITDA increased $8.3 million and EBITDA margin increased 340 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses of $2.4 million, largely higher labor-related costs for higher incentive and profit sharing accruals.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Revenue
Revenue increased $18.5 million as a result of higher average selling prices across all product lines of $21.6 million due to EDGE-related pricing initiatives, and contracting services revenue of $9.7 million benefiting from impact projects in certain markets and timing of some projects. Certain areas in Minnesota, North Dakota and South Dakota experienced precipitation rates that were two to three times higher during the first three months of 2023 compared to the same timeframe in 2022. These weather conditions affected demand for products and resulted in a decrease in sales volumes of $9.3 million for asphalt and aggregates.
Gross profit and gross margin
Gross profit increased $11.3 million and gross margin increased 560 basis points, largely due to higher realized prices on aggregates and asphalt of $4.4 million. Contracting services margins contributed profit of $3.6 million from improved bid margins and impact projects. Lower overall equipment operating costs, largely fuel, also had a positive benefit in the quarter.
EBITDA and EBITDA margin
EBITDA increased $9.1 million and EBITDA margin increased 470 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses of $2.6 million, primarily higher labor-related costs for higher incentive and profit sharing accruals.

Results of Operations - All Other and Intersegment Eliminations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$100.6	$94.8	6%	$143.3	$132.5	8%
Gross profit	$19.9	$13.4	49%	$32.6	$18.9	72%
Gross margin	19.8%	14.1%		22.7%	14.3%
EBITDA	$5.4	$4.2	29%	$11.4	$.1	n.m.
EBITDA margin	5.3%	4.4%		7.9%	.1%
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Revenue
Revenue increased $5.8 million, driven by higher average selling prices for asphalt products and ready-mix concrete of $14.7 million, partially offset by decreased asphalt product volumes of $5.4 million due primarily to timing of sales, lower availability of asphalt paving work and competitive market pricing in the geographic areas in which the Company operates. Also offsetting the increases were decreased ready-mix concrete and aggregates sales of $8.1 million due to a partial sale of non-strategic assets in southeast Texas in December 2022.

Index
Gross profit and gross margin
Gross profit increased $6.5 million and gross margin increased 570 basis points, resulting from higher realized prices for asphalt products and ready-mix concrete of $13.4 million. Partially offsetting these increases was a decrease in ready-mix concrete margins, which resulted in a reduction to gross profit of $1.1 million, largely as a result of the partial sale of non-strategic assets in southeast Texas in December 2022.
EBITDA and EBITDA margin
EBITDA increased $1.2 million and EBITDA margin increased 90 basis points. The increase in EBITDA was the direct result of increased gross profit previously discussed and improved performance on the Company's nonqualified benefit plan investments of $2.9 million. Partially offsetting the increases were higher selling, general and administrative costs, including increased payroll-related costs of $2.8 million, higher professional service fees of $1.6 million, higher taxes and licensing fees of $500,000 and other miscellaneous costs, partially as a result of standing itself up as a publicly traded company.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenue
Revenue increased $10.8 million, driven by higher average selling prices for asphalt products and ready-mix concrete of $17.7 million, and contracting services revenues increased $4.2 million due to cost increases and improving margins on contracts. Partially offsetting these increases were decreased aggregate and ready-mix concrete sales of $14.9 million due to the partial sale of non-strategic assets in southeast Texas in December 2022. In addition, asphalt sales volumes decreased $3.5 million related to a combination of lower availability of asphalt paving work and competitive market pricing in the geographic areas in which the Company operates.
Gross profit and gross margin
Gross profit increased $13.7 million and gross margin increased 840 basis points due primarily to higher realized prices for asphalt products and ready-mix concrete of $14.9 million. Partially offsetting these increases were decreased ready-mix concrete margins as a result of the partial sale of non-strategic assets in southeast Texas in December 2022.
EBITDA and EBITDA margin
EBITDA increased $11.3 million and EBITDA margin increased 780 basis points. The increase in EBITDA was the direct result of increased gross profit previously discussed and improved performance on the Company's nonqualified benefit plan investments of $5.7 million. Partially offsetting the increases were higher selling, general and administrative costs, including professional service fees of $2.1 million, insurance of $700,000, payroll-related costs of $400,000 and other miscellaneous costs, partially as a result of standing itself up as a publicly traded company.

Index
Liquidity and Capital Resources
At June 30, 2023, Knife River had cash, cash equivalents and restricted cash of $68.5 million and working capital of $574.0 million. Working capital is calculated as current assets less current liabilities. Subsequent to the completion of the Separation, Knife River’s cash management, capital structure and liquidity sources have changed significantly. Knife River implemented its own centralized cash management model and intends to use cash on hand and third-party credit facilities to fund day-to-day operations.
Given the seasonality of its business, the Company typically experiences significant fluctuations in working capital needs and balances throughout the year. Working capital requirements generally increase in the first half of the year as the Company builds up inventory and focuses on preparing equipment and facilities and other start-up costs for its construction season. Working capital levels then decrease as the construction season winds down and the Company collects on receivables.
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
On April 25, 2023, Knife River issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture. On May 31, 2023, Knife River entered into a senior secured credit agreement consisting of a $275.0 million term loan and a $350.0 million revolving credit facility, of which $190.0 million was drawn down and $35.0 million was repaid during the period, each with a SOFR-based interest rate and a maturity date of May 31, 2028. For more information on the debt agreements and covenant restrictions, see Note 12.
Capital expenditures
Capital expenditures for the six months ended June 30, 2023 and 2022, were $56.0 million and $70.7 million, respectively. Knife River currently estimates total 2023 capital expenditures to be $125.0 million, which will primarily be used for routine replacement and maintenance of vehicles and equipment, building improvements, aggregate reserves and storage facilities updates.
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

Index
Cash flows

	Six Months Ended
	June 30,
	2023	2022
	(In millions)
Net cash provided by (used in)
Operating activities	$(70.4)	$(147.8)
Investing activities	(64.1)	(78.1)
Financing activities	192.9	224.8
Increase (decrease) in cash, cash equivalents and restricted cash	58.4	(1.1)
Cash, cash equivalents and restricted cash -- beginning of year	10.1	13.8
Cash, cash equivalents and restricted cash -- end of period	$68.5	$12.7
Operating activities

	Six Months Ended
	June 30,
	2023	2022	Variance
	(In millions)
Components of net cash used in operating activities:
Earnings (loss)	$15.5	$(1.5)	$17.0
Adjustments to reconcile earnings (loss) to net cash used in operating activities	55.1	58.6	(3.5)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(236.4)	(215.2)	(21.2)
Due from related-party	16.1	1.0	15.1
Inventories	(51.1)	(66.3)	15.2
Other current assets	(20.9)	(16.8)	(4.1)
Accounts payable	102.6	73.1	29.5
Due to related-party	(7.3)	9.8	(17.1)
Other current liabilities	25.6	8.9	16.7
Pension and postretirement benefit plan contributions	(.3)	(.2)	(.1)
Other noncurrent charges	30.7	.8	29.9
Net cash used in operating activities:	$(70.4)	$(147.8)	$77.4
Cash used in operating activities totaled $70.4 million for the six months ended June 30, 2023, compared to $147.8 million for the six months ended June 30, 2022. The decreased cash used in operating activities was largely the result of lower working capital needs. Cash used by working capital components totaled $171.4 million for the six months ended June 30, 2023, compared to $205.5 million for the six months ended June 30, 2022. This decreased usage of cash was driven largely by the lower payments on operating expenses at the end of the period, lower payments on taxes payable, higher deferred interest payments on long-term debt, and decreased liquid asphalt inventory balances, partially offset by increased accounts receivable balances associated with higher revenues during the quarter. In addition, the timing of insurance costs associated with the captive insurer had a positive impact on cash used in operating activities.
Investing activities

	Six Months Ended
	June 30,
	2023	2022	Variance
	(In millions)
Capital expenditures	$(66.6)	$(80.3)	$13.7
Acquisitions, net of cash acquired	—	(.5)	.5
Net proceeds from sale or disposition of property and other	4.1	4.3	(.2)
Investments	(1.6)	(1.6)	—
Net cash used in investing activities	$(64.1)	$(78.1)	$14.0
The decrease in cash used in investing activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to a reduction in capital expenditures for the prestress facility in Washington that is nearing completion.

Index
Financing activities

	Six Months Ended
	June 30,
	2023	2022	Variance
	(In millions)
Issuance of current related-party notes, net	$—	$100.0	$(100.0)
Issuance of long-term related-party notes, net	205.3	154.9	50.4
Issuance of long-term debt	855.0	—	855.0
Repayment of long-term debt	(.1)	(.1)	—
Debt issuance costs	(16.7)	(.7)	(16.0)
Net transfers to Centennial	(850.6)	(29.3)	(821.3)
Net cash provided by financing activities	$192.9	$224.8	$(31.9)
The decrease in cash flows provided by financing activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was largely related to decreased issuance of short-term related-party notes being offset somewhat by increased issuance of long-term related-party notes in 2023. The net transfer to Centennial for the payment of dividends at the time of the Separation were mostly offset by the issuance of third-party debt at the time of the Separation reduced by the associated debt issuance costs.
Material cash requirements
There were no material changes in the Company's contractual obligations from those reported in the Company's Registration Statement on Form 10 other than as set forth below. For more information on the Company's contractual obligations for related-party notes payable, operating leases and purchase commitments, see the Material Cash Requirements section in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Company's Registration Statement on Form 10.
Material short-term and long-term cash requirements of the Company include repayment of third-party long-term debt and related interest payments, related-party notes payable and related interest payments, payments on operating lease agreements, payments of obligations on purchase commitments and asset retirement obligations.
At June 30, 2023, the Company's purchase commitments reflected an increase of approximately 95 percent from the balance at December 31, 2022. This increase is primarily due to the Company committing to a three-year cement contract, as well as, the Company still having locked-in commitments from first quarter for the construction season. The Company expects purchase commitments to decrease throughout 2023 as obligations are satisfied during the construction season.
At June 30, 2023, the Company's long-term debt reflected an increase of approximately $378.4 million from the balance at December 31, 2022. This increase is primarily due to the Company paying off the short-term debt, and replacing it with long-term debt in preparation of the Separation. Overall, borrowings have decreased as of June 30, 2023, and are expected to decrease as construction season continues.
At June 30, 2023, the Company's total estimated interest payments over the life of its debt reflected an increase of approximately $277.4 million from the total estimated interest payments at December 31, 2022. This increase is due to the rising interest rate environment in 2023 and higher rate debt incurred by the Company in preparation of the Separation. The Company's average interest rate has increased from 3.62% on December 31, 2022 to 6.55% on June 30, 2023. Estimated interest payments outstanding over the life of the loans was as follows:

	Remainder of 2023	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Estimated interest payments*	$33.0	$128.4	$125.0	$121.5	$407.9
*Represents the estimated interest payments associated with the Company's long-term outstanding debt at June 30, 2023, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated above.

At June 30, 2023, the Company expects to contribute approximately $1.2 million to its qualified noncontributory defined benefit pension plans in 2023 to maintain a desired funded status. At December 31, 2022, the Company did not expect to make contributions.
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans, as such costs of providing these benefits bear the risk of changes as they are dependent upon assumptions of future conditions.

Index
There were no other material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the Company's Registration Statement on Form 10 other than the Company expects to contribute approximately $1.2 million in pension plan contributions in 2023, largely resulting from the decline in asset values in 2022 decreasing the funded status of the plans. For more information, see Note 17 of the Audited Annual Consolidated Financial Statements in the Company's Registration Statement on Form 10.
Non-GAAP Financial Measures
The Business Segment Financial and Operating Data includes financial information prepared in accordance with GAAP, as well as EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA Margin financial measures. Knife River defines EBITDA as net income before interest expense, taxes and depreciation, depletion and amortization, and EBITDA margin as EBITDA as a percentage of revenues. Knife River defines Adjusted EBITDA as EBITDA, further adjusted to exclude unrealized gains and losses on benefit plan investments, stock-based compensation and one-time Separation costs, and Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenues.
EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA Margin, including those measures by segment, are considered non-GAAP financial measures and are most directly comparable to the corresponding GAAP measures of net income, net income margin, gross profit and gross margin. Knife River believes these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to its peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. Management believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of the Company's operating performance by excluding stock-based compensation and unrealized gains and losses on benefit plan investments as they are considered non-cash and not part of the Company's core operations. The Company also excludes the one-time, non-recurring costs associated with the Separation as those are not expected to continue. Rating agencies and investors also use EBITDA and Adjusted EBITDA to calculate Knife River’s leverage as a multiple of EBITDA and Adjusted EBITDA. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. Knife River's management believes EBITDA and EBITDA margin, including those measures by segment, are useful performance measures because they provide clarity as to the operational results of the Company. Knife River’s management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating its operating results internally and calculating employee incentive compensation, and leverage as a multiple of EBITDA and Adjusted EBITDA to determine the appropriate method of funding operations of the Company.
EBITDA is calculated by adding back income taxes, interest expense and depreciation, depletion and amortization expense to net income. EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments, stock-based compensation and one-time Separation costs, to EBITDA. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenues. These non-GAAP financial measures are calculated the same by segment and consolidated and should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income or net income margin and are intended to be helpful supplemental financial measures for investors’ understanding of Knife River’s operating performance. Knife River’s non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA Margin measures having the same or similar names.

Index
The following information reconciles consolidated and segment net income to EBITDA and EBITDA to Adjusted EBITDA and provides the calculation of EBITDA margin and adjusted EBITDA margin. Interest expense, net, is net of interest income that is included in other income on the Consolidated Statements of Operations.

Three Months Ended June 30, 2023	Pacific	Northwest	Mountain	North Central	All Other and Intersegment Eliminations	Consolidated
	(In millions)
Net income (loss)	$16.5	$31.0	$26.4	$18.3	$(35.4)	$56.8
Depreciation, depletion and amortization	5.5	9.7	6.2	6.1	3.6	31.1
Interest expense, net	—	—	—	—	17.1	17.1
Income taxes	—	—	—	—	20.1	20.1
EBITDA	$22.0	$40.7	$32.6	$24.4	$5.4	$125.1
Unrealized (gains) losses on benefit plan investments					(.4)	(.4)
Stock-based compensation expense					(.1)	(.1)
One-time separation costs					1.7	1.7
Adjusted EBITDA					$6.6	$126.3

Revenue	$142.2	$179.0	$175.8	$187.6	$100.6	$785.2
Net income margin	11.6%	17.3%	15.0%	9.8%	(35.2)%	7.2%
EBITDA margin	15.5%	22.7%	18.5%	13.0%	5.3%	15.9%
Adjusted EBITDA margin					6.6%	16.1%

Three Months Ended June 30, 2022	Pacific	Northwest	Mountain	North Central	All Other and Intersegment Eliminations	Consolidated
	(In millions)
Net income (loss)	$9.9	$14.3	$22.8	$9.9	$(18.3)	$38.6
Depreciation, depletion and amortization	5.3	8.9	5.8	6.2	3.5	29.7
Interest expense, net	—	—	—	—	7.4	7.4
Income taxes	—	—	—	—	11.6	11.6
EBITDA	$15.2	$23.2	$28.6	$16.1	$4.2	$87.3
Unrealized (gains) losses on benefit plan investments					2.4	2.4
Stock-based compensation expense					.7	.7
Adjusted EBITDA					$7.3	$90.4

Revenue	$128.4	$151.0	$170.4	$167.2	$94.8	$711.8
Net income margin	7.7%	9.5%	13.4%	5.9%	(19.3)%	5.4%
EBITDA margin	11.8%	15.4%	16.8%	9.6%	4.4%	12.3%
Adjusted EBITDA margin					7.7%	12.7%

Index

Six Months Ended June 30, 2023	Pacific	Northwest	Mountain	North Central	All Other and Intersegment Eliminations	Consolidated
	(In millions)
Net income (loss)	$7.9	$35.2	$13.8	$(10.9)	$(30.5)	$15.5
Depreciation, depletion and amortization	11.0	18.6	12.1	11.8	7.2	60.7
Interest expense, net	—	—	.1	—	26.6	26.7
Income taxes	—	—	—	—	8.1	8.1
EBITDA	$18.9	$53.8	$26.0	$.9	$11.4	$111.0
Unrealized (gains) losses on benefit plan investments					(1.7)	(1.7)
Stock-based compensation expense					.8	.8
One-time separation costs					2.4	2.4
Adjusted EBITDA					$12.9	$112.5

Revenue	$209.9	$294.9	$236.4	$208.6	$143.3	$1,093.1
Net income margin	3.8%	11.9%	5.8%	(5.2)%	(21.3)%	1.4%
EBITDA margin	9.0%	18.3%	11.0%	.4%	7.9%	10.2%
Adjusted EBITDA margin					9.0%	10.3%

Six months ended June 30, 2022	Pacific	Northwest	Mountain	North Central	All Other and Intersegment Eliminations	Consolidated
	(In millions)
Net income (loss)	$10.1	$18.8	$9.2	$(20.0)	$(19.6)	$(1.5)
Depreciation, depletion and amortization	10.5	17.2	11.3	11.8	7.3	58.1
Interest expense, net	—	—	.1	—	12.6	12.7
Income taxes	—	—	—	—	(.2)	(.2)
EBITDA	$20.6	$36.0	$20.6	$(8.2)	$.1	$69.1
Unrealized (gains) losses on benefit plan investments					4.0	4.0
Stock-based compensation expense					1.4	1.4
Adjusted EBITDA					$5.5	$74.5

Revenue	$213.8	$256.5	$228.9	$190.1	$132.5	$1,021.8
Net income margin	4.7%	7.3%	4.0%	(10.5)%	(14.8)%	(.1)%
EBITDA margin	9.7%	14.0%	9.0%	(4.3)%	.1%	6.8%
Adjusted EBITDA margin					4.2%	7.3%
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
Interest rate risk
Rising interest rates have resulted in, and will likely continue to result in, higher borrowing costs on new debt and existing variable interest rate debt. Knife River entered into a senior secured credit agreement with variable rate debt arrangements at the time of

Index
the Separation, which could impact the interest expense recognized in future periods. For additional information on the debt agreements the Company has entered into, see the section entitled "Liquidity and Capital Resources". At June 30, 2023, the Company had $430.0 million in term loan and revolving credit borrowings under the credit agreement. The rate in effect at this time was 7.36% and 7.53%, respectively, for the term loan and revolving credit facilities. A hypothetical increase of 1 percent on the interest rate of these facilities would increase interest expense by $4.3 million over the next 12 months.
At June 30, 2023, the Company had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk faced by the Company from those reported in the Company's Registration Statement on Form 10.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and other procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective at a reasonable assurance level.
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings that were previously reported in the Company's Registration Statement on Form 10.
Item 1A. Risk Factors
Refer to the Company's risk factors that are disclosed within its Registration Statement on Form 10 that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At June 30, 2023, there were no material changes to the Company's risk factors provided in the Company's Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

*2(a)	Separation and Distribution Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.		8-K		2.1	6/01/23	1-41642
3(a)	Amended and Restated Certificate of Incorporation of Knife River Corporation		8-K		3.1	6/01/23	1-41642
3(b)	Amended and Restated Bylaws of Knife River Corporation		8-K		3.2	6/01/23	1-41642
**4(a)	Stockholder and Registration Rights Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.		8-K		4.1	6/01/23	1-41642
4(b)	Indenture, dated as of April 25, 2023, among Knife River Holding Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee		10- 12B/A		4.2	4/28/23	1-41642
4(c)	Supplemental Indenture, dated as of May 31, 2023, by and among the parties that are signatories thereto as Guarantors, Knife River Corporation and U.S. Bank Trust Company, National Association		8-K		4.2	6/01/23	1-41642
**10(a)	Transition Services Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc		8-K		10.1	6/01/23	1-41642
10(b)	Tax Matters Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc		8-K		10.2	6/01/23	1-41642
10(c)	Employee Matters Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc		8-K		10.3	6/01/23	1-41642
**10(d)	Credit Agreement, dated as of May 31, 2023, by and among Knife River Corporation, JPMorgan Chase Bank, N.A. and Lenders and L/C Issuers party thereto		8-K		10.4	6/01/23	1-41642
+10(e)	Knife River Corporation Long Term Performance-Based Incentive Plan		8-K		10.5	6/01/23	1-41642
+10(f)	Knife River Corporation Executive Incentive Compensation Plan, including Rules and Regulations		8-K		10.6	6/01/23	1-41642
+10(g)	Knife River Corporation Deferred Compensation Plan—Plan Document and Adoption Agreement		8-K		10.7	6/01/23	1-41642
**+10(h)	Knife River Corporation Supplemental Income Security Plan		8-K		10.8	6/01/23	1-41642
**+10(i)	Knife River Corporation Nonqualified Defined Contribution Plan		8-K		10.9	6/01/23	1-41642
+10(j)	Knife River Corporation Director Compensation Policy		8-K		10.10	6/01/23	1-41642
+10(k)	Knife River Corporation Deferred Compensation Plan for Directors		8-K		10.11	6/01/23	1-41642
+10(l)	Knife River Corporation, 401(k) Retirement Plan, effective May 1, 2023	X
+10(m)	Form of Knife River Corporation Director and/or Executive Officer Indemnification Agreement		10- 12B/A		10.16	4/28/23	1-41642
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X

Index

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract, compensatory plan or arrangement.
** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	August 8, 2023	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Chief Accounting Officer