Form 10-Q
period 2023-09-30
Knife River Corp
filed 2023-11-06
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2023: 56,566,214 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
Agency	Publicly-funded work completed for state departments of transportation, as well as cities and counties
ASC	FASB Accounting Standards Codification
CDL	Commercial driver's license
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of MDU Resources and the direct parent company of Knife River prior to the spinoff
Company or Knife River	Knife River Corporation
COVID-19	Coronavirus disease 2019
Distribution	The distribution of approximately 90 percent of the outstanding shares of Knife River common stock to MDU Resources stockholders on a pro rata basis of one share of Knife River common stock for every four shares held of MDU Resources common stock
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EDGE	"Competitive EDGE" strategy implemented by the Company to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
IIJA	Infrastructure Investment and Jobs Act
Knife River Corporation	The holding company established in conjunction with the Separation and, prior to the Separation, a direct wholly owned subsidiary of MDU Resources
MDU Resources	MDU Resources Group, Inc., the indirect parent company of Knife River prior to the spinoff
SEC	United States Securities and Exchange Commission
Separation	The separation of Knife River from MDU Resources' other businesses and the creation of an independent, publicly traded company
SOFR	Secured Overnight Financing Rate

Index
Introduction
Knife River is a leading aggregates-based construction materials and contracting services provider in the United States. The Company's aggregate reserves provide the foundation for its vertically integrated business strategy, with approximately 40 percent of its aggregates in 2023 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services). The Company provides construction materials and contracting services for both public and private customers and is focused on being the provider of choice in mid-size, high-growth markets. Knife River is committed to its plan for continued growth and to delivering for its stakeholders — customers, communities, employees and stockholders — by executing on its four core values: people, safety, quality and the environment.
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
The Company is organized into six operating regions: Pacific, Northwest, Mountain, North Central, South and Energy Services. These regions are used to determine the Company's reportable segments, which are based on the Company's method of internal reporting and are aligned by key geographic regions due to the production of construction materials and related contracting services following the seasonal nature of the construction industry. Knife River's reportable segments are: Pacific, Northwest, Mountain and North Central, with South and Energy Services included in the All Other category with its corporate services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive and chief operating officers. For more information on the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.
On May 31, 2023, the Separation of Knife River from MDU Resources was completed as a tax-free spin-off for U.S. federal income tax purposes. As a result of the Separation, MDU Resources distributed shares representing approximately 90 percent of Knife River's outstanding common stock to holders of record of MDU Resources' common stock as of the close of business on May 22, 2023. Following the Distribution, Knife River became an independent, publicly traded company.

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenue:
Construction materials	$553,057	$483,221	$1,177,726	$1,060,051
Contracting services	537,315	492,207	1,005,736	937,156
Total revenue	1,090,372	975,428	2,183,462	1,997,207
Cost of revenue:
Construction materials	346,298	340,609	856,606	846,965
Contracting services	474,685	450,332	900,388	861,300
Total cost of revenue	820,983	790,941	1,756,994	1,708,265
Gross profit	269,389	184,487	426,468	288,942
Selling, general and administrative expenses	59,168	41,572	167,276	130,223
Operating income	210,221	142,915	259,192	158,719
Interest expense	15,354	8,817	44,005	21,506
Other income (expense)	7	(1,277)	3,311	(6,056)
Income before income taxes	194,874	132,821	218,498	131,157
Income tax expense	48,219	33,164	56,327	32,947
Net income	$146,655	$99,657	$162,171	$98,210

Net income per share:
Basic	$2.59	$1.76	$2.87	$1.74
Diluted	$2.58	$1.76	$2.86	$1.74
Weighted average common shares outstanding:
Basic	56,566	56,566	56,566	56,566
Diluted	56,735	56,566	56,633	56,566
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$146,655	$99,657	$162,171	$98,210
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $— and $27 for the three months ended and $28 and $80 for the nine months ended in 2023 and 2022, respectively	—	82	90	246
Postretirement liability adjustment:
Postretirement liability gains (losses) arising during the period, net of tax of $— and $— for the three months ended and $(6) and $1,879 for the nine months ended in 2023 and 2022, respectively	—	—	(17)	5,820
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $16 and $71 for the three months ended and $47 and $213 for the nine months ended in 2023 and 2022, respectively	49	221	144	662
Postretirement liability adjustment	49	221	127	6,482
Other comprehensive income	49	303	217	6,728
Comprehensive income attributable to common stockholders	$146,704	$99,960	$162,388	$104,938
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	September 30, 2023	December 31, 2022
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$116,159	$10,090
Receivables, net	491,866	210,157
Costs and estimated earnings in excess of billings on uncompleted contracts	50,545	31,145
Due from related-party	—	16,050
Inventories	314,711	323,277
Prepayments and other current assets	38,094	17,848
Total current assets	1,011,375	608,567
Noncurrent assets:
Property, plant and equipment	2,547,577	2,489,408
Less accumulated depreciation, depletion and amortization	1,248,042	1,174,195
Net property, plant and equipment	1,299,535	1,315,213
Goodwill	274,478	274,540
Other intangible assets, net	11,463	13,430
Operating lease right-of-use assets	44,309	45,873
Investments and other	39,722	36,696
Total noncurrent assets	1,669,507	1,685,752
Total assets	$2,680,882	$2,294,319
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$7,082	$211
Related-party notes payable - current portion	—	238,000
Accounts payable	148,977	87,370
Billings in excess of costs and estimated earnings on uncompleted contracts	58,785	39,843
Taxes payable	53,281	8,502
Accrued compensation	37,922	29,192
Due to related-party	—	20,286
Current operating lease liabilities	13,702	13,210
Other accrued liabilities	105,218	80,276
Total current liabilities	424,967	516,890
Noncurrent liabilities:
Long-term debt	675,649	427
Related-party notes payable	—	446,449
Deferred income taxes	173,989	175,804
Noncurrent operating lease liabilities	30,607	32,663
Other	132,652	93,497
Total liabilities	1,437,864	1,265,730
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 56,997,350 shares issued and 56,566,214 shares outstanding at September 30, 2023; 80,000 shares authorized, issued and outstanding, $10 par value at December 31, 2022	570	800
Other paid-in capital	613,024	549,106
Retained earnings	645,185	494,661
MDU Resources common stock held by subsidiary at cost - 538,921 shares at December 31, 2022	—	(3,626)
Treasury stock held at cost - 431,136 shares	(3,626)	—
Accumulated other comprehensive loss	(12,135)	(12,352)
Total stockholders' equity	1,243,018	1,028,589
Total liabilities and stockholders' equity	$2,680,882	$2,294,319
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Treasury Stock		Accumula-ted Other Comprehe-nsive Loss
	Shares	Amount			Shares	Amount	Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2022	80,000	$800	$549,106	$494,661	(538,921)	$(3,626)	—	$—	$(12,352)	$1,028,589
Net loss	—	—	—	(41,320)	—	—	—	—	—	(41,320)
Other comprehensive income	—	—	—	—	—	—	—	—	93	93
Stock-based compensation	—	—	453	(39)	—	—	—	—	—	414
Net transfers to Centennial	—	—	(1,385)	(11,622)	—	—	—	—	—	(13,007)
At March 31, 2023	80,000	$800	$548,174	$441,680	(538,921)	$(3,626)	—	$—	$(12,259)	$974,769
Net income	—	—	—	56,836	—	—	—	—	—	56,836
Other comprehensive Income	—	—	—	—	—	—	—	—	75	75
Stock-based compensation	—	—	212	14	—	—	—	—	—	226
Transfer of MDU Resources' stock held by subsidiary	—	—	—	—	538,921	3,626	—	—	—	3,626
Receipt of treasury stock at cost	—	—	—	—	—	—	(431,136)	(3,626)	—	(3,626)
Retirement of historical common stock in connection with the Separation	(80,000)	(800)	800	—	—	—	—	—	—	—
Issuance of common stock in connection with the Separation	56,997,350	570	(596)	—	—	—	—	—	—	(26)
Net transfers from Centennial and MDU Resources including Separation adjustments	—	—	62,972	—	—	—	—	—	—	62,972
At June 30, 2023	56,997,350	$570	$611,562	$498,530	—	$—	(431,136)	$(3,626)	$(12,184)	$1,094,852
Net income	—	—	—	146,655	—	—	—	—	—	146,655
Other comprehensive income	—	—	—	—	—	—	—	—	49	49
Stock-based compensation	—	—	1,462	—	—	—	—	—	—	1,462
At September 30, 2023	56,997,350	$570	$613,024	$645,185	—	$—	(431,136)	$(3,626)	$(12,135)	$1,243,018
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Treasury Stock		Accumula-ted Other Comprehe-nsive Loss
	Shares	Amount			Shares	Amount	Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2021	80,000	$800	$549,714	$430,446	(538,921)	$(3,626)	—	$—	$(24,490)	$952,844
Net loss	—	—	—	(40,010)	—	—	—	—	—	(40,010)
Other comprehensive income	—	—	—	—	—	—	—	—	303	303
Stock-based compensation	—	—	333	(27)	—	—	—	—	—	306
Net transfers to Centennial	—	—	(3,432)	(12,976)	—	—	—	—	—	(16,408)
At March 31, 2022	80,000	$800	$546,615	$377,433	(538,921)	$(3,626)	—	$—	$(24,187)	$897,035
Net income	—	—	—	38,562	—	—	—	—	—	38,562
Other comprehensive income	—	—	—	—	—	—	—	—	6,122	6,122
Stock-based compensation	—	—	333	(27)	—	—	—	—	—	306
Net transfers to Centennial	—	—	(5,063)	(12,974)	—	—	—	—	—	(18,037)
At June 30, 2022	80,000	$800	$541,885	$402,994	(538,921)	$(3,626)	—	$—	$(18,065)	$923,988
Net income	—	—	—	99,657	—	—	—	—	—	99,657
Other comprehensive income	—	—	—	—	—	—	—	—	303	303
Stock-based compensation	—	—	134	(11)	—	—	—	—	—	123
Net transfers (from) to Centennial	—	—	220	(12,975)	—	—	—	—	—	(12,755)
At September 30, 2022	80,000	$800	$542,239	$489,665	(538,921)	$(3,626)	—	$—	$(17,762)	$1,011,316
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Operating activities:
Net income	$162,171	$98,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	92,511	88,551
Deferred income taxes	(1,884)	5,043
Provision for credit losses	1,386	(296)
Amortization of debt issuance costs	2,425	355
Employee stock-based compensation costs	2,127	800
Pension and postretirement benefit plan net periodic benefit cost	889	981
Unrealized (gains) losses on investments	(685)	3,172
Gains on sales of assets	(3,806)	(3,575)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(302,536)	(239,565)
Due from related-party	16,050	1,258
Inventories	8,566	(18,624)
Other current assets	(20,127)	835
Accounts payable	91,663	69,552
Due to related-party	(7,310)	9,829
Other current liabilities	78,006	21,786
Pension and postretirement benefit plan contributions	(1,611)	(313)
Other noncurrent changes	35,092	1,400
Net cash provided by operating activities	152,927	39,399
Investing activities:
Capital expenditures	(86,450)	(121,840)
Acquisitions, net of cash acquired	—	450
Net proceeds from sale or disposition of property and other	5,227	5,716
Investments	(1,764)	(2,226)
Net cash used in investing activities	(82,987)	(117,900)
Financing activities:
Issuance of current related-party notes, net	—	100,000
Issuance of long-term related-party notes, net	205,275	26,872
Issuance of long-term debt	700,000	—
Repayment of long-term debt	(1,891)	(206)
Debt issuance costs	(16,640)	(749)
Proceeds from issuance of common stock	(26)	—
Net transfers to Centennial	(850,589)	(42,236)
Net cash provided by financing activities	36,129	83,681
Increase in cash, cash equivalents and restricted cash	106,069	5,180
Cash, cash equivalents and restricted cash -- beginning of year	10,090	13,848
Cash, cash equivalents and restricted cash -- end of period	$116,159	$19,028
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
September 30, 2023 and 2022
(Unaudited)
Note 1 - Background
On August 4, 2022, MDU Resources announced that its board of directors approved a plan to pursue the Separation of Knife River from MDU Resources. On May 31, 2023, the Separation was completed by a pro rata distribution of shares representing approximately 90 percent of Knife River's outstanding common stock to MDU Resources' stockholders. MDU Resources' stockholders received one share of Knife River common stock for every four shares of MDU Resources common stock held as of the close of business on May 22, 2023. MDU Resources retained approximately 10 percent of Knife River's common stock. The Distribution was tax-free to its stockholders for U. S. federal income tax purposes. At the time of the Separation, the net parent investment in Knife River held by Centennial was settled between the companies. As a result of the Separation, Knife River is now an independent public company trading on the New York Stock Exchange under the symbol "KNF." More information on the Separation and Distribution, as well as the Company's historical results, can be found within the Company's Registration Statement on Form 10.
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
On May 31, 2023, the Company became a stand-alone publicly traded company. Prior to the Separation on May 31, 2023, Knife River operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. These consolidated financial statements and footnotes reflect the historical financial position, results of operations and cash flows of the Company as historically managed within MDU Resources for the periods prior to the completion of the Separation and reflect the financial position, results of operations and cash flows as a stand-alone company for the period after the completion of the Separation. The historical consolidated financial statements and footnotes were prepared on a “carve-out” basis in connection with the Separation and were derived from the consolidated financial statements of MDU Resources as if the Company operated on a stand-alone basis during the periods presented, and were prepared utilizing the legal entity approach in conformity with GAAP. The results for the three and nine months ended September 30, 2022, vary from the previously reported MDU Resources' construction materials and contracting services segment due to an adjustment to a cost allocation for interim periods to conform with the Company's current year accounting. This adjustment does not impact the historical annual financial statements included in the Company's Registration Statement on Form 10. This adjustment increased cost of revenue for the three months ended September 30, 2022, by $4.4 million ($3.4 million after tax) and decreased cost of revenue for the nine months ended September 30, 2022, by $1.6 million ($1.2 million after tax). The adjustment is not considered material for the three or nine months ended September 30, 2022.
The Company utilized allocations and carve-out methodologies to prepare its historical consolidated financial statements and footnotes. The consolidated financial statements and footnotes herein may not be indicative of the Company's future performance or actual expenses that would have been incurred as a stand-alone company for the periods presented.
All revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are included in the consolidated financial statements. In the periods prior to the Separation, the consolidated financial statements include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses and other income (expense). There were no amounts allocated to Knife River for the three months ended September 30, 2023, and $8.7 million was allocated for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, there was $3.8 million and $13.4 million, respectively, allocated to Knife River. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.

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
Management has also evaluated the impact of events occurring after September 30, 2023, up to the date of issuance of these consolidated interim financial statements on November 6, 2023, that would require recognition or disclosure in the Consolidated Financial Statements.
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
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. At September 30, 2023, the $116.2 million of cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows is comprised of $84.0 million of cash and cash equivalents and $32.2 million of restricted cash. At September 30, 2022, the Company did not have any restricted cash. Restricted cash represents deposits held by Knife

Index
River's captive insurance company that is required by state insurance regulations to remain in the captive insurance company as cash.
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
Note 3 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of the Company's receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $14.4 million and $11.2 million at September 30, 2023 and December 31, 2022, respectively. Receivables were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Trade receivables	$236,373	$104,347
Contract receivables	223,874	82,428
Retention receivables	37,814	28,859
Receivables, gross	498,061	215,634
Less expected credit loss	6,195	5,477
Receivables, net	$491,866	$210,157
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
Details of the Company's expected credit losses were as follows:

	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
At December 31, 2022	$2,045	$1,253	$1,278	$839	$62	$5,477
Current expected credit loss provision	45	313	164	(89)	(1)	432
Less write-offs charged against the allowance	1	68	18	—	—	87
At March 31, 2023	$2,089	$1,498	$1,424	$750	$61	$5,822
Current expected credit loss provision	9	74	631	(132)	1	583
Less write-offs charged against the allowance	18	512	3	—	2	535
At June 30, 2023	$2,080	$1,060	$2,052	$618	$60	$5,870
Current expected credit loss provision	46	242	(152)	215	20	371
Less write-offs charged against the allowance	26	4	13	3	—	46
At September 30, 2023	$2,100	$1,298	$1,887	$830	$80	$6,195

Index

	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
At December 31, 2021	$2,052	$512	$1,610	$1,152	$80	$5,406
Current expected credit loss provision	1	(125)	(130)	6	(5)	(253)
Less write-offs charged against the allowance	1	20	3	1	1	26
At March 31, 2022	$2,052	$367	$1,477	$1,157	$74	$5,127
Current expected credit loss provision	11	58	(17)	(37)	(3)	12
Less write-offs charged against the allowance	—	56	4	47	2	109
At June 30, 2022	$2,063	$369	$1,456	$1,073	$69	$5,030
Current expected credit loss provision	(6)	194	(111)	(141)	9	(55)
Less write-offs charged against the allowance	9	7	40	4	16	76
At September 30, 2022	$2,048	$556	$1,305	$928	$62	$4,899
Note 4 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Finished products	$213,702	$211,496
Raw materials	63,156	78,571
Supplies and parts	37,853	33,210
Total	$314,711	$323,277

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
Note 5 - Earnings per share
The calculation for basic and diluted earnings per share for any period presented prior to the Separation are based on the number of shares outstanding on May 31, 2023, the Separation and Distribution date. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Knife River stock-based awards outstanding at the time.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested restricted stock units. Weighted average common shares outstanding is comprised of issued shares of 56,997,350 less shares held in treasury of 431,136, as described in Note 6. Basic and diluted earnings per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net income	$146,655	$99,657	$162,171	$98,210
Weighted average common shares outstanding - basic	56,566	56,566	56,566	56,566
Effect of dilutive restricted stock units	169	—	67	—
Weighted average common shares outstanding - diluted	56,735	56,566	56,633	56,566
Shares excluded from the calculation of diluted earnings per share	—	—	—	—
Net income per share - basic	$2.59	$1.76	$2.87	$1.74
Net income per share - diluted	$2.58	$1.76	$2.86	$1.74

Index
Note 6 - Equity
On May 31, 2023, the Company issued 56,997,350 shares of common stock with a par value of $0.01 in connection with the Separation.
The Company historically held 538,921 shares of MDU Resources common stock through one of its subsidiaries. The historical shares are presented as MDU Resources' stock held by subsidiary on the Consolidated Statement of Equity. In connection with the Separation, Knife River entered into an agreement with MDU Resources to transfer the stock of MDU Resources held by its subsidiary to MDU Resources in exchange for 431,136 shares of Knife River common stock. The number of shares transferred to Knife River was based on the value of the stock at the time of the Separation. The historical MDU Resources common stock held by subsidiary at cost of $3.6 million at September 30, 2023, on the Consolidated Balance Sheets reflects the value of the MDU Resources common stock at the time it was granted to Knife River's subsidiary and will remain at the historical value since the exchange was between related parties. The 431,136 shares of Knife River common stock are presented as Treasury stock held at cost in the Consolidated Balance Sheet and reduce the number of common stock shares outstanding.
Stock-based compensation
Prior to the Separation, key employees of the Company participated in various stock-based compensation plans authorized and managed by MDU Resources. All awards granted under the plans were based on MDU Resources' common shares, however, Knife River recognized the expense for its participants in its financial statements.
At the time of the Separation, each outstanding MDU Resources time-vested restricted stock unit and performance share award held by a Knife River employee was converted into Knife River time-vested restricted stock units. The converted awards will continue to vest over the original vesting period, which is generally three years from the grant date. All performance share awards that were converted at the time of the Separation were first adjusted using a combined performance factor based on MDU Resources' actual performance as of December 31, 2022. The number of restricted stock units was determined by taking the closing per share price of MDU Resources on May 31, 2023, and dividing by the closing per share price of Knife River on June 1, 2023. The ratio used to convert the MDU Resources' share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation. The existing unvested stock-based awards issued through MDU Resources' stock-based compensation plans were modified in connection with the Separation to maintain an equivalent value immediately before and after Separation. The impact of this modification will be recorded over the remaining vesting periods and was not material to the Company's stock-based compensation expense for the three or nine months ended September 30, 2023.
Note 7 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2022	$(90)	$(12,262)	$(12,352)
Amounts reclassified from accumulated other comprehensive loss	46	47	93
Net current-period other comprehensive income	46	47	93
At March 31, 2023	$(44)	$(12,215)	$(12,259)
Other comprehensive loss before reclassification	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive loss	44	48	92
Net current-period other comprehensive income	44	31	75
At June 30, 2023	$—	$(12,184)	$(12,184)
Other comprehensive loss before reclassification	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	49	49
Net current-period other comprehensive income	—	49	49
At September 30, 2023	$—	$(12,135)	$(12,135)

Index

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(418)	$(24,072)	$(24,490)
Amounts reclassified from accumulated other comprehensive loss	82	221	303
Net current-period other comprehensive income	82	221	303
At March 31, 2022	$(336)	$(23,851)	$(24,187)
Other comprehensive income before reclassification	—	5,820	5,820
Amounts reclassified from accumulated other comprehensive loss	82	220	302
Net current-period other comprehensive income	82	6,040	6,122
At June 30, 2022	$(254)	$(17,811)	$(18,065)
Amounts reclassified from accumulated other comprehensive loss	82	221	303
Net current-period other comprehensive income	82	221	303
At September 30, 2022	$(172)	$(17,590)	$(17,762)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Operations. The reclassifications were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Operations
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Reclassification adjustment for loss on derivative income	$—	$(109)	$(118)	$(326)	Interest expense
	—	27	28	80	Income taxes
	—	(82)	(90)	(246)
Amortization of postretirement liability losses included in net periodic benefit cost	(65)	(292)	(191)	(875)	Other income
	16	71	47	213	Income taxes
	(49)	(221)	(144)	(662)
Total reclassifications	$(49)	$(303)	$(234)	$(908)

Index
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

Three Months Ended September 30, 2023	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$33,624	$57,398	$39,519	$47,656	$15,388	$193,585
Ready-mix concrete	39,861	46,785	44,053	73,183	12,157	216,039
Asphalt	14,050	43,462	59,673	95,053	10,539	222,777
Other	81,081	4,497	11	10,211	118,312	214,112
Contracting services public-sector	32,632	68,316	135,700	181,779	23,483	441,910
Contracting services private-sector	17,745	25,144	43,944	8,526	46	95,405
Internal sales	(37,566)	(36,683)	(68,178)	(111,288)	(39,741)	(293,456)
Revenues from contracts with customers	$181,427	$208,919	$254,722	$305,120	$140,184	$1,090,372

Three Months Ended September 30, 2022	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$28,695	$52,614	$31,258	$45,039	$14,197	$171,803
Ready-mix concrete	35,395	45,600	37,334	64,496	16,082	198,907
Asphalt	10,935	45,110	45,553	96,830	7,133	205,561
Other	63,002	4,447	12	8,711	90,539	166,711
Contracting services public-sector	30,529	78,664	100,298	184,266	18,874	412,631
Contracting services private-sector	14,512	20,424	38,755	5,664	221	79,576
Internal sales	(30,710)	(42,627)	(49,089)	(110,700)	(26,635)	(259,761)
Revenues from contracts with customers	$152,358	$204,232	$204,121	$294,306	$120,411	$975,428

Nine Months Ended September 30, 2023	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$79,768	$147,937	$78,051	$81,999	$35,767	$423,522
Ready-mix concrete	106,531	125,273	92,929	139,369	33,604	497,706
Asphalt	21,640	84,908	89,955	141,942	22,888	361,333
Other	168,104	11,513	21	22,703	193,528	395,869
Contracting services public-sector	53,450	138,621	244,320	280,853	61,293	778,537
Contracting services private-sector	37,220	80,258	94,706	13,884	1,131	227,199
Internal sales	(75,345)	(84,937)	(108,888)	(167,055)	(64,479)	(500,704)
Revenues from contracts with customers	$391,368	$503,573	$491,094	$513,695	$283,732	$2,183,462

Index

Nine Months Ended September 30, 2022	Pacific	Northwest	Mountain	North Central	All Other	Total
	(In thousands)
Aggregates	$72,088	$129,752	$67,388	$75,718	$40,892	$385,838
Ready-mix concrete	98,520	121,079	84,950	124,026	46,959	475,534
Asphalt	26,909	79,801	77,021	141,595	19,886	345,212
Other	143,140	11,804	26	20,766	152,757	328,493
Contracting services public-sector	63,450	141,783	202,495	275,797	52,933	736,458
Contracting services private-sector	38,922	60,321	91,783	8,809	863	200,698
Internal Sales	(76,911)	(84,733)	(90,654)	(162,342)	(60,386)	(475,026)
Revenues from contracts with customers	$366,118	$459,807	$433,009	$484,369	$253,904	$1,997,207
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
The changes in contract assets and liabilities were as follows:

	September 30, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$50,545	$31,145	$19,400	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(58,785)	(39,843)	(18,942)	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(8,240)	$(8,698)	$458
The Company recognized $3.4 million and $35.1 million in revenue for the three and nine months ended September 30, 2023, respectively, which was previously included in contract liabilities at December 31, 2022. The Company recognized $3.0 million and $29.2 million in revenue for the three and nine months ended September 30, 2022, respectively, which was previously included in contract liabilities at December 31, 2021.
The Company recognized a net increase in revenues of $12.1 million and $10.6 million for the three and nine months ended September 30, 2023, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $4.9 million and $10.4 million for the three and nine months ended September 30, 2022, respectively, from performance obligations satisfied in prior periods.
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
At September 30, 2023, the Company's remaining performance obligations were $732.2 million. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $677.7 million within the next 12 months or less; $38.5 million within the next 13 to 24 months; and $16.0 million in 25 months or more.

Index
Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$38,277
Northwest	90,978	—	—	90,978
Mountain	26,816	—	—	26,816
North Central	75,879	—	—	75,879
All Other	42,528	—	—	42,528
Total	$274,540	$—	$(62)	$274,478
Other amortizable intangible assets were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Customer relationships	$18,540	$18,540
Less accumulated amortization	8,668	7,367
	9,872	11,173
Noncompete agreements	4,039	4,039
Less accumulated amortization	3,358	2,985
	681	1,054
Other	2,479	5,279
Less accumulated amortization	1,569	4,076
	910	1,203
Total	$11,463	$13,430
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2023, was $647,000 and $2.0 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2022, was $729,000 and $2.1 million, respectively. Estimated amortization expense for identifiable intangible assets as of September 30, 2023, was:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Amortization expense	$590	$2,157	$2,042	$1,739	$1,717	$3,218
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for the Company's executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $23.5 million and $20.1 million at September 30, 2023 and December 31, 2022, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $597,000 for the three months ended September 30, 2023 and the net unrealized gain on these investments was $685,000 for the nine months ended September 30, 2023. The net unrealized loss on these investments was $541,000 and $3.2 million for the three and nine months ended September 30, 2022, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.
As part of the Separation, the Company retired certain insurance contracts used to satisfy its obligations under its unfunded, nonqualified defined contribution plan for the Company's executive officers and certain key management employees. The proceeds of the retired contracts totaled $4.8 million, which were used to purchase life insurance policies and re-invested in fixed-income and equity securities in the third quarter of 2023.

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2023
	(In thousands)
Assets:
Money market funds	$—	$3,199	$—	$3,199
Insurance contracts*	—	23,483	—	23,483
Total assets measured at fair value	$—	$26,682	$—	$26,682
*    The insurance contracts invest approximately 41 percent in fixed-income investments, 19 percent in cash equivalents, 18 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 8 percent target date investments, 5 percent in common stock of small-cap companies and 1 percent in international investments.

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

September 30, 2023
(In thousands)
Carrying amount	$698,747
Fair value	$700,687
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

Index
Note 12 - Debt
Certain debt instruments of the Company contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, the Company must be in compliance with the applicable covenants and certain other conditions, all of which management believes the Company, as applicable, was in compliance with at September 30, 2023. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
On April 25, 2023, the Company issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture.
On May 31, 2023, the Company entered into a senior secured credit agreement consisting of a $275.0 million term loan and a $350.0 million revolving credit facility. As of September 30, 2023, the Company had no outstanding borrowings against the revolving credit facility. Each debt facility has a SOFR-based interest rate and a maturity date of May 31, 2028. The term loan has a mandatory annual amortization of 2.50 percent for years one and two, 5.00 percent for years three and four, and 7.50 percent in the fifth year. The agreement contains customary covenants and provisions, including a covenant of Knife River not to permit, at any time, the ratio of total debt to trailing twelve month EBITDA to be greater than 4.75 to 1.00. The agreement also contains an interest coverage ratio covenant stating that Knife River’s trailing twelve month EBITDA to interest expense is to be no less than 2.25 to 1.00. The covenants also include restrictions on the sale of certain assets, loans and investments.
Knife River's wholly owned subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the senior notes and the senior secured credit agreement. In addition, Knife River has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the senior secured credit agreement.
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2023	September 30, 2023
		(In thousands)
Term loan agreement due on May 31, 2028	7.52%	$273,281
Senior notes due on May 1, 2031	7.75%	425,000
Other notes due on January 1, 2061	—%	466
Less unamortized debt issuance costs		16,016
Total long-term debt		682,731
Less current maturities		7,082
Net long-term debt		$675,649
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at September 30, 2023, were as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Long-term debt maturities	$1,719	$7,082	$10,520	$13,802	$17,187	$648,437
Note 13 - Income taxes
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

Index
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
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Interest paid, net	$32,028	$19,472
Income taxes paid, net	$22,183	$23,163

Noncash investing and financing transactions were as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,717	$5,851
Property, plant and equipment additions in accounts payable	$2,832	$4,884
Equity contribution from Centennial related to the Separation	$64,724	$—
Equity contribution to MDU Resources for asset/liability transfers related to the Separation	$(1,548)	$—
MDU Resources' stock issued prior to spin in connection with a business combination	$383	$—
Note 15 - Business segment data
The Company focuses on the vertical integration of its products and services by offering customers a single source for construction materials and related contracting services. The Company operates in 14 states across the United States. Its operating segments include: Pacific, Northwest, Mountain, North Central, South and Energy Services. The operating segments are organized by geographic region in the United States due to the cyclical nature of the construction work performed. The Company’s reportable segments are those that are based on the Company’s method of internal reporting and management of the business and are Pacific, Northwest, Mountain and North Central. The South and Energy Services operating segments do not meet the criteria to be reportable segments and, as such, are combined with its corporate services in All Other. Each segment is led by a segment president that reports to the Company’s chief operating officer. The chief operating officer works directly with the chief executive officer, the chief operating decision maker, to evaluate the performance of the segments using EBITDA and the allocation of resources.
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

Index
The information below follows the same accounting policies as described in the audited financial statements and notes included in the Company's Registration Statement on Form 10. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
External operating revenues:
Pacific	$181,427	$152,358	$391,368	$366,118
Northwest	208,919	204,232	503,573	459,807
Mountain	254,722	204,121	491,094	433,009
North Central	305,120	294,306	513,695	484,369
All Other	140,184	120,411	283,732	253,904
Total external operating revenues	$1,090,372	$975,428	$2,183,462	$1,997,207
Intersegment operating revenues:
Pacific	$37,566	$30,710	$75,345	$76,911
Northwest	36,683	42,627	84,937	84,733
Mountain	68,178	49,089	108,888	90,654
North Central	111,288	110,700	167,055	162,342
All Other	39,741	26,635	64,479	60,386
Total intersegment operating revenues	$293,456	$259,761	$500,704	$475,026
EBITDA:
Pacific	$37,558	$24,563	$56,486	$45,194
Northwest	48,867	43,797	102,711	79,774
Mountain	60,473	39,644	86,486	60,244
North Central	70,508	58,584	71,402	50,424
All Other	23,994	5,500	35,323	5,578
Total segment EBITDA	$241,400	$172,088	$352,408	$241,214
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Total reportable segment operating revenues	$1,203,903	$1,088,143	$2,335,955	$2,157,943
Other operating revenues	179,925	147,046	348,211	314,290
Less:
Elimination of intersegment operating revenues	293,456	259,761	500,704	475,026
Total consolidated operating revenues	$1,090,372	$975,428	$2,183,462	$1,997,207
A reconciliation of reportable segment EBITDA to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2023	2022	2023	2022
	(In thousands)
Total EBITDA for reportable segments	$217,406	$166,588	$317,085	$235,636
Other EBITDA	23,994	5,500	35,323	5,578
Less:
Depreciation, depletion and amortization	31,752	30,450	92,511	88,551
Interest expense, net*	14,774	8,817	41,399	21,506
Total consolidated income before income taxes	$194,874	$132,821	$218,498	$131,157
*Interest, net is interest expense net of interest income.

Index
Note 16 - Employee benefit plans
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
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$408	$282	$1,224	$846
Expected return on assets	(450)	(493)	(1,350)	(1,479)
Amortization of net actuarial loss	128	214	384	642
Net periodic benefit cost	$86	$3	$258	$9
Components of net periodic benefit cost for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost	$91	$131	$270	$393
Interest cost	180	128	541	384
Expected return on assets	—	(3)	12	(9)
Amortization of prior service credit	(20)	(20)	(60)	(60)
Amortization of net actuarial (gain) loss	(43)	88	(132)	264
Net periodic benefit cost	$208	$324	$631	$972

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
At September 30, 2023 and December 31, 2022, the Company accrued contingent liabilities as a result of litigation, which have not been discounted, of $645,000 and $1.0 million, respectively. At December 31, 2022, the Company also recorded corresponding insurance receivables of $325,000 related to the accrued liabilities. Most of these claims and lawsuits are covered by insurance, thus the Company's exposure is typically limited to its deductible amount. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance

Index
recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the Company's environmental matters that were previously reported in the audited financial statements and notes included in the Company's Registration Statement on Form 10.
Guarantees
Certain subsidiaries of the Company have outstanding obligations to third parties where the Company has guaranteed their performance. These guarantees are related to contracts for contracting services and certain other guarantees. At September 30, 2023, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2023.
Certain subsidiaries of the Company have outstanding letters of credit to third parties related to insurance policies, cement purchases and other agreements. At September 30, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated $4.8 million. At September 30, 2023, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $4.0 million in 2023 and $771,000 in 2024. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2023.
In the normal course of business, the Company has surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, the Company will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2023, approximately $619.2 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 18 - Related-party transactions
Transition services agreements
As part of the Separation, MDU Resources is providing transition services to the Company and the Company is providing transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. For the three and nine months ended September 30, 2023, the Company paid $1.3 million and $1.9 million, respectively, related to these activities, which were reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company received $407,000 and $684,000, respectively, related to these activities, which were reflected in other income (expense) on the Consolidated Statements of Operations. The majority of the transition services are expected to be completed over a period of one year, but no longer than two years after the Separation.
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

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Knife River is a people-first construction materials and contracting services company. The Company provides construction materials and contracting services to build safe roads, bridges and airport runways that connect people with where they want to go and with the supplies they need. Knife River also champions a positive workplace culture by focusing on safety, training, inclusion, compensation and work-life balance.
Knife River is one of the leading providers of crushed stone and sand and gravel in the United States and operates through six regions: Pacific, Northwest, Mountain, North Central, South and Energy Services, with operations across 14 states. These regions are used to determine the Company's reportable segments and are based on the Company's method of internal reporting and management of the business. The Company's reportable segments are: Pacific, Northwest, Mountain, and North Central, with South and Energy Services included in All Other with its corporate services. The segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete delivery and paving, site development and grading.
As a leading aggregates-based construction materials and contracting services provider in the United States, the Company's 1.1 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy, with approximately 40 percent of its aggregates in 2023 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). Its aggregate sites and associated asphalt and ready-mix plants are primarily in strategic locations near mid-sized, high-growth markets, providing Knife River with a transportation advantage for its materials that supports competitive pricing and increased margins. Knife River provides its products and services to both public and private markets, with public markets tending to be more stable across economic cycles, which helps offset the cyclical nature of the private markets.
The Company provides various products and services and operates a variety of facility types, including aggregate quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities. The Company operates in the following states:
•Pacific: Alaska, California and Hawaii
•Northwest: Oregon and Washington
•Mountain: Idaho, Montana and Wyoming
•North Central: Iowa, Minnesota, North Dakota and South Dakota
•All Other: Iowa, Nebraska, North Dakota, South Dakota, Texas and Wyoming
The following table presents a summary of products and services provided, as well as modes of transporting those products:

	Products and Services							Modes of Transportation
Precast/
			Ready-Mix	Construction	Prestressed	Liquid		Heavy
	Aggregates	Asphalt	Concrete	Services	Concrete	Asphalt	Cement	Equipment	Trucking	Rail	Barge
Pacific	X	X	X	X	X	X	X	X	X	X	X
Northwest	X	X	X	X	X			X	X	X	X
Mountain	X	X	X	X				X	X
North Central	X	X	X	X	X			X	X	X
All Other	X	X	X	X		X		X	X	X	X
The Separation
On August 4, 2022, MDU Resources announced that its board of directors approved a plan to pursue the Separation of Knife River from MDU Resources. On May 31, 2023, the Separation was completed by a pro rata distribution of shares representing approximately 90 percent of Knife River's outstanding common stock to MDU Resources' stockholders. MDU Resources' stockholders received one share of Knife River common stock for every four shares of MDU Resources common stock held as of the close of business on May 22, 2023. MDU Resources retained approximately 10 percent of Knife River's common stock. The Distribution was tax-free to its stockholders for U. S. federal income tax purposes. At the time of the Separation, the net parent investment in Knife River held by Centennial was settled between the companies. As a result of the Separation, Knife River is now an independent public company trading on the New York Stock Exchange under the symbol "KNF." More information on the Separation and Distribution, as well as the Company's historical results, can be found within the Company's Registration Statement on Form 10.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than

Index
statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements related to EDGE, that are contained within the Market Conditions and Outlook and Business Segment Financial and Operating Data sections.
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
Prior to the Separation, Knife River historically participated in Centennial’s centralized cash management program, including its overall financing arrangements. Knife River had related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheet at December 31, 2022. Interest expense in the Consolidated Statements of Operations reflects the allocation of interest on borrowing and funding associated with the related-party note agreements. Upon the completion of the Separation, Knife River implemented its own financing agreements with lenders. For additional information on the Company's current debt financing, see Note 12.
All intercompany balances and transactions between the businesses comprising Knife River have been eliminated in the accompanying consolidated financial statements.
Market Conditions and Outlook
Knife River’s markets remain resilient and construction activity remains generally strong despite general and economic challenges, such as transportation disruptions, supply-chain constraints, inflation and higher interest rates. With approximately 80 percent of its contracting revenue from public-sector projects, Knife River has been able to balance the cyclical nature of its private-sector customers. While Knife River experienced inflationary pressures in the past year, price increases have generally outpaced the increased costs. For more information on factors that may negatively impact Knife River's business, see the section entitled "Risk Factors" in the Company's Registration Statement on Form 10.
Backlog. Knife River’s contracting services backlog was as follows:

	September 30, 2023	September 30, 2022
	(In millions)
Pacific	$69.8	$79.1
Northwest	227.4	150.6
Mountain	251.1	310.9
North Central	109.3	181.1
All Other	74.6	82.0
	$732.2	$803.7

Index
Expected margins on backlog at September 30, 2023, were greater than the expected margins on backlog at September 30, 2022. Approximately 83 percent of the Company's backlog at September 30, 2023, relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Period-over-period increases or decreases cannot be used as an indicator of future revenues, net income or EBITDA. While the Company believes the current backlog of work remains firm, prolonged delays in the receipts of critical supplies and materials or continued increases to pricing, among other things, could result in customers seeking to delay or terminate existing or pending agreements and could reduce expected margins. See the section entitled “Risk Factors” in the Company's Registration Statement on Form 10 for a list of factors that can cause revenues to be realized in periods and at levels that are different from originally projected.
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. The American Rescue Plan Act enacted in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are moving forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact Knife River. Additionally, the IIJA was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating $131 billion in funding across Knife River’s footprint. IIJA funding has been making its way to the 14 states where Knife River operates, with a total of nearly $80 billion having been allocated to specific projects in those states as of August 2023. In addition to federal funding, 12 out of the 14 states in which Knife River operates have implemented new funding mechanisms for public projects, including projects related to highways, airports and other public infrastructure. Knife River continues to monitor the implementation and impact of these legislative items.
Profitability. Knife River’s management continually monitors its margins and has been proactive in applying strategies to address the inflationary impacts seen across the United States. In 2023, the Company began implementing EDGE to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth. The EDGE acronym stands for EBITDA Margin Improvement, Discipline, Growth and Excellence. As part of this strategy, Knife River has increased its product pricing over the past year and is targeting higher-margin bidding opportunities. In addition, the Company has established dedicated teams that assist with implementing cost-savings initiatives to further enhance its gross margin.
Knife River operates in geographically diverse and competitive markets, and strives to maximize efficiencies, including transportation costs and economies of scale, to maintain strong margins. Its margins can experience negative pressure from competition, as well as impacts from the volatility in the cost of raw materials, such as diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel, with fuel and liquid asphalt costs often having the most significant impact on results. Many of these raw materials are subject to factors that are beyond the control of the Company, including global economic and political events and new and changing governmental regulations. The energy services business is particularly susceptible to volatility in liquid asphalt costs, which can impact both cost of sales and revenues, for which the Company cannot reliably predict future pricing. Such volatility and inflationary pressures may have an impact on the Company’s margins, including fixed-price contracting services contracts that are particularly vulnerable to the volatility of energy and material prices. The Company mitigates its exposure to these fluctuations by entering into various purchase commitments, as well as by generally including terms in the Company's contracting services agreements that provide for price adjustments related to variations in raw materials costs.
Knife River's operations can also be significantly impacted by both favorable and unfavorable weather conditions. Unseasonably wet and/or cold weather in the states where it operates can delay the start or cause an early end to the construction season or cause temporary delays on specific projects, while unseasonably dry or warm weather in the states where it operates can allow for an early start to construction season or allow for early completions on specific projects. Either of these conditions can impact both its construction materials sales and contracting services revenues. In early 2023, the Company saw record levels of precipitation in the western part of the United States, which caused work to be delayed until later in the year. During the third quarter, the Company largely caught up on this work, as reflected in the Pacific segment results of operations. Other variables that can impact Knife River’s margins include the timing of project starts or completions, and declines or delays in new and existing projects due to the cyclical nature of the construction industry. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
Workforce. As a people-first company, Knife River continually takes steps to address the challenge of recruitment and retention of employees. To help attract new workers to the construction industry and enhance the skills of its current employees, Knife River operates a state-of-the-art training facility. The Knife River Training Center offers hands-on training for construction-related careers, including heavy-equipment operators and truck drivers in addition to safety and leadership training. One of the most popular courses is CDL training, which is helping to address some of the recent labor shortages and trends. Through September 30, 2023, training center staff have provided 18 entry-level driver's training sessions for 141 CDL students since opening in 2022, including seven classes for 55 students in 2023. Students graduating from the Knife River CDL program have had a 98 percent success rate earning their CDLs.
Today’s labor market includes an aging workforce and labor shortages, including shortages of truck drivers, which has caused increased labor-related costs. Knife River continues to monitor the labor markets and assess additional opportunities to enhance and support its workforce. Despite these efforts, Knife River expects labor costs to continue to increase.

Index
Consolidated Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions)
Revenue	$1,090.4	$975.4	$2,183.5	$1,997.2
Cost of revenue	821.0	790.9	1,757.0	1,708.3
Gross profit	269.4	184.5	426.5	288.9
Selling, general and administrative expenses	59.2	41.6	167.3	130.2
Operating income	210.2	142.9	259.2	158.7
Interest expense	15.3	8.8	44.0	21.5
Other income (expense)	—	(1.3)	3.3	(6.1)
Income before income taxes	194.9	132.8	218.5	131.1
Income tax expense	48.2	33.1	56.3	32.9
Net income	$146.7	$99.7	$162.2	$98.2

EBITDA*	$241.4	$172.1	$352.4	$241.2
Adjusted EBITDA*	$247.5	$173.1	$360.0	$247.6
*EBITDA and Adjusted EBITDA are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled "Non-GAAP Financial Measures."

Revenue includes revenue from the sale of construction materials and contracting services. Revenue for construction materials is recognized at a point in time when delivery of the products has taken place. Contracting services revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project.
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
Other income (expense) includes net periodic benefit costs for the Company’s benefit plan expenses, other than service costs; interest income; realized and unrealized gains and losses on investments for the Company’s nonqualified benefit plans; earnings or losses on joint venture arrangements; and other miscellaneous income or expenses.
Income tax expense consists of corporate income taxes related to the sale of the Company's products and services. The effective tax rate can be affected by many factors, including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations and changes to the Company's overall levels of income before income tax.
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

Index
The following tables summarize operating results for the Company.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(In millions)
Revenues by operating segment:
Pacific	$181.4		$152.4		$391.4		$366.1
Northwest	209.4		204.7		504.2		461.2
Mountain	255.1		204.1		491.5		433.0
North Central	305.1		294.3		513.7		484.4
All Other and internal sales	139.4		119.9		282.7		252.5
Total revenues	$1,090.4		$975.4		$2,183.5		$1,997.2

Gross profit by operating segment:
Pacific	$42.8	23.6%	$27.4	18.0%	$71.7	18.3%	$54.0	14.7%
Northwest	50.6	24.1%	44.1	21.5%	109.3	21.7%	82.4	17.9%
Mountain	60.7	23.8%	40.9	20.0%	89.3	18.2%	64.6	14.9%
North Central	74.5	24.4%	58.9	20.0%	82.8	16.1%	55.7	11.5%
All Other	40.8	29.3%	13.2	11.0%	73.4	25.9%	32.2	12.7%
Total gross profit	$269.4	24.7%	$184.5	18.9%	$426.5	19.5%	$288.9	14.5%

EBITDA*:
Pacific	$37.6	20.7%	$24.6	16.1%	$56.5	14.4%	$45.2	12.3%
Northwest	48.9	23.3%	43.8	21.4%	102.7	20.4%	79.8	17.3%
Mountain	60.4	23.7%	39.6	19.4%	86.5	17.6%	60.2	13.9%
North Central	70.5	23.1%	58.6	19.9%	71.4	13.9%	50.4	10.4%
All Other	24.0	17.2%	5.5	4.6%	35.3	12.5%	5.6	2.2%
Total EBITDA*	$241.4	22.1%	$172.1	17.6%	$352.4	16.1%	$241.2	12.1%
*EBITDA, segment EBITDA, EBITDA margin and segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales (thousands):
Aggregates (tons)	12,022	12,399	26,071	26,891
Ready-mix concrete (cubic yards)	1,271	1,306	2,944	3,179
Asphalt (tons)	3,349	3,550	5,441	5,968

Average selling price:*
Aggregates (per ton)	$16.10	$13.86	$16.24	$14.35
Ready-mix concrete (per cubic yard)	$169.98	$152.34	$169.02	$149.59
Asphalt (per ton)	$66.51	$57.91	$66.41	$57.85
*The average selling price includes freight and delivery and other revenues.

Index

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(In millions)
Revenues by product line:
Aggregates	$193.6		$171.8		$423.5		$385.8
Ready-mix concrete	216.0		198.9		497.7		475.5
Asphalt	222.8		205.6		361.3		345.2
Other*	214.1		166.7		395.9		328.5
Contracting services	537.3		492.2		1,005.8		937.2
Internal sales	(293.4)		(259.8)		(500.7)		(475.0)
Total revenues	$1,090.4		$975.4		$2,183.5		$1,997.2

Gross profit by product line:
Aggregates	$51.8	26.7%	$32.7	19.1%	$90.6	21.4%	$62.8	16.3%
Ready-mix concrete	37.7	17.4%	34.4	17.3%	74.5	15.0%	67.0	14.1%
Asphalt	39.4	17.7%	29.2	14.2%	49.7	13.8%	35.4	10.3%
Other*	77.9	36.4%	46.3	27.8%	106.3	26.9%	47.8	14.6%
Contracting services	62.6	11.7%	41.9	8.5%	105.4	10.5%	75.9	8.1%
Total gross profit	$269.4	24.7%	$184.5	18.9%	$426.5	19.5%	$288.9	14.5%
*Other includes cement, liquid asphalt, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Revenue
Revenue improved $115.0 million as pricing momentum across the core product lines was supported by continued demand, increased market pricing and EDGE-related pricing initiatives. The increased pricing added $90.9 million in revenue. The Company also saw strong demand in the Mountain region, which contributed $40.6 million to its increased contracting services revenues. Partially offsetting these increases were decreased asphalt, aggregate and ready-mix concrete sales volumes of $25.3 million as a result of the Company continuing to target improved bid margins and the partial sale of non-strategic assets in southeast Texas in December 2022.
Gross profit and gross margin
Gross profit improved $84.9 million and gross margin improved 580 basis points. This increase was primarily driven by higher sales prices outpacing costs across all product lines by $39.0 million, largely as a result of market pricing and EDGE-related initiatives, including operating efficiencies and pricing optimization. Higher contracting services margins contributed $20.8 million in gross profit, which was related to improved bid margins, job productivity gains and higher revenues in the Mountain region during the quarter. Additionally, the Company benefited from higher liquid asphalt margins driven by favorable sales price increases, primarily market pricing; cost improvements; and higher sales volumes. Lower overall equipment operating costs, including fuel, also had a positive impact in the quarter.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $17.6 million. As a result of the Separation from MDU Resources, the Company experienced increased recurring costs including payroll-related costs of $6.7 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; higher insurance costs of $1.2 million; and higher professional services of $600,000, which were offset by a reduction in general corporate expenses from MDU Resources of $3.8 million, as discussed in Note 2. Also, as part of the Separation, the Company incurred one-time costs of $4.4 million, which were offset in part by income from the transition services agreement of $407,000. Further contributing to higher selling, general and administrative costs were increased payroll-related costs of $7.1 million mainly due to higher incentive accruals based on the Company's performance, higher office expenses of $600,000 and increased expected credit losses directly associated with an increase in receivable balances over 90 days and the absence of bad debt recoveries in 2022.
Interest expense
Interest expense increased $6.5 million due primarily to higher average interest rates. Interest rates were higher as a result of the Company settling related-party notes payable as part of the Separation and entering into new debt arrangements, which resulted in additional interest expense in the period of $9.4 million. Partially offsetting the increase was lower average debt balances. For additional information, see Notes 12 and 18.

Index
Other income (expense)
Other income improved $1.3 million due in part to increased interest income on higher cash balances of $600,000; income resulting from the transition services agreement with MDU Resources of $400,000, as discussed in Note 18; and improved returns on the Company's nonqualified benefit plan investments.
Income tax expense
Income tax expense increased $15.1 million corresponding with higher income before income taxes.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
Revenue
Revenue improved $186.3 million as pricing momentum across all product lines and regions was supported by demand, increased market pricing and EDGE-related pricing initiatives. The increased pricing added $187.9 million in revenue. The Company also saw increased contracting services revenue, primarily from strong demand in the Mountain region and more available work in the Northwest region. Partially offsetting these increases were decreased ready-mix concrete, asphalt and aggregate sales volumes of $87.8 million, primarily attributable to the absence in 2023 of certain impact projects, lower internal sales volumes resulting from the strategy to target improved bid margins, project timing and the partial sale of non-strategic assets in southeast Texas in December 2022.
Gross profit and gross margin
Gross profit improved $137.6 million and gross margin improved 500 basis points. Higher sales prices outpacing costs across its product lines contributed $66.6 million in gross profit, which was largely as a result of increased market pricing and EDGE-related initiatives, including operating efficiencies and pricing optimization. Higher contracting services margins contributed $29.5 million to gross profit, primarily related to improved bid margins, job productivity gains and higher revenues in the Mountain region. Additionally, the energy services business benefited from higher liquid asphalt margins driven by favorable sales price increases, primarily market pricing; cost improvements; and higher sales volumes. Lower overall equipment operating costs, including fuel, also had a positive impact during the year.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $37.1 million. As a result of the Separation from MDU Resources, the Company experienced increased recurring costs including payroll-related costs of $8.6 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; insurance costs of $2.3 million; and professional services of $900,000, which were offset in part by a reduction in general corporate expenses from MDU Resources of $4.7 million, as discussed in Note 2. Also, as part of the Separation, the Company incurred one-time costs of $7.1 million, primarily related to professional services, insurance costs and the transition services agreement with MDU Resources, which is offset in part by income from the transition services agreement of $684,000. Further contributing to higher selling, general and administrative costs were increased payroll-related costs of $16.6 million, due in part to higher incentive accruals based on the Company's performance; higher office expenses of $1.9 million; higher information technology; and increased expected credit losses of $1.7 million directly associated with an increase in receivable balances over 90 days and the absence of bad debt recoveries in 2022.
Interest expense
Interest expense increased $22.5 million due primarily to higher average interest rates. Interest rates were higher as a result of the Company settling related-party notes payable as part of the Separation and entering into new debt arrangements, which resulted in additional interest expense in the period of $23.4 million. Partially offsetting the increase was lower average debt balances. For additional information, see Notes 12 and 18.
Other income (expense)
Other income increased $9.4 million due in part to improved returns on nonqualified benefit plan investments of $5.8 million; increased interest income of $2.6 million on higher cash balances and on the cash held in escrow for the $425.0 million of senior notes issued prior to the completion of the Separation; and income resulting from the transition services agreement with MDU Resources, as discussed in Note 18.
Income tax expense
Income tax expense increased $23.4 million corresponding with higher income before income taxes.
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

Index
Results of Operations - Pacific

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$181.4	$152.4	19%	$391.4	$366.1	7%
Gross profit	$42.8	$27.4	56%	$71.7	$54.0	33%
Gross margin	23.6%	18.0%		18.3%	14.7%
EBITDA	$37.6	$24.6	53%	$56.5	$45.2	25%
EBITDA margin	20.7%	16.1%		14.4%	12.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Aggregates	$33.6	$28.7	$79.7	$72.1
Ready-mix concrete	39.9	35.4	106.5	98.5
Asphalt	14.0	10.9	21.7	26.9
Other*	81.1	63.0	168.1	143.1
Contracting services	50.4	45.1	90.7	102.4
Internal sales	(37.6)	(30.7)	(75.3)	(76.9)
	$181.4	$152.4	$391.4	$366.1
*Other includes cement, liquid asphalt, merchandise, fabric and spreading, and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Revenue
Revenue improved $29.0 million, largely as project work delayed by weather in the first quarter created additional volumes for asphalt products and aggregates, as well as increased workloads for the associated contracting services. Revenue increased $10.2 million for aggregates, cement and ready-mix concrete as a result of price increases to cover rising costs, increased sales of higher priced products and market improvements. Also contributing to the increase were strong cement product sales volumes to third-party customers in Alaska and strong aggregate and ready-mix concrete sales volumes of $2.9 million from increased demand in Hawaii as the local economy continues to regain momentum for Agency and residential work. Higher demand for ready-mix concrete products in northern California from an acquisition in December 2022 also had a positive impact on the quarter. These increases were offset somewhat by lower asphalt products pricing of $3.1 million due to lower liquid asphalt prices.
Gross profit and gross margin
Gross profit improved $15.4 million and gross margin improved 560 basis points, largely the result of increased volumes across all product lines contributing an additional $9.9 million in gross profit and increased pricing outpacing higher costs, as previously discussed.
EBITDA and EBITDA margin
EBITDA improved $13.0 million and EBITDA margin improved 460 basis points. These increases were the direct result of the previously discussed higher gross profit, partially offset by higher selling, general and administrative costs of $2.5 million. The increase in selling, general and administrative costs includes higher payroll-related costs of $1.6 million, largely related to higher incentive accruals based on the Company's performance; increased insurance costs of $200,000; and higher professional service fees and other miscellaneous expenses.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
Revenue
Revenue improved $25.3 million. Revenue across most product lines was higher as prices increased to cover rising costs and markets improved, together adding $28.8 million of revenue. Third-party cement product sales volumes also increased due to higher Agency and residential demand. In addition, the economic environment in Hawaii continued to regain momentum during the second and third quarters contributing additional aggregate and ready-mix sales volumes of $13.1 million. Partially offsetting the increased revenues was the absence in 2023 of an impact project in California of $10.9 million that affected contracting services workloads as well as asphalt volumes. Also, lower aggregate and ready-mix sales volumes experienced earlier in the year for work delayed by wet weather conditions in California, were offset in part by the significant progress made on this work during the third quarter.

Index
Gross profit and gross margin
Gross profit improved $17.7 million and gross margin improved 360 basis points, largely the result of increased pricing outpacing higher costs and strong demand, as previously discussed. In addition, lower equipment operating costs, mainly fuel, had a positive impact on gross profit. Partially offsetting the increase was lower contracting services margins reducing gross profit by $2.4 million on lower revenues and cost overruns on a project in California.
EBITDA and EBITDA margin
EBITDA improved $11.3 million and EBITDA margin improved 210 basis points. These increases were the direct result of the previously discussed higher gross profit, partially offset by higher selling, general and administrative costs of $7.1 million. The increase in selling, general and administrative costs includes higher payroll-related costs of $3.9 million, due in part to higher incentive accruals based on the Company's performance; increased rent expense of $600,000; higher legal and other professional services of $600,000; higher insurance costs and building repair costs of $300,000 each; and increased other miscellaneous expenses.

Results of Operations - Northwest

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$209.4	$204.7	2%	$504.2	$461.2	9%
Gross profit	$50.6	$44.1	15%	$109.3	$82.4	33%
Gross margin	24.1%	21.5%		21.7%	17.9%
EBITDA	$48.9	$43.8	12%	$102.7	$79.8	29%
EBITDA margin	23.3%	21.4%		20.4%	17.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Aggregates	$57.4	$52.6	$147.9	$129.7
Ready-mix concrete	46.7	45.6	125.3	121.1
Asphalt	43.5	45.1	84.9	79.8
Other*	4.5	4.5	11.5	11.8
Contracting services	93.5	99.1	218.9	202.1
Internal sales	(36.2)	(42.2)	(84.3)	(83.3)
	$209.4	$204.7	$504.2	$461.2
*Other includes merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Revenue
Revenue improved $4.7 million as a result of higher selling prices contributing an additional $17.2 million of revenue, which was driven by EDGE-related pricing initiatives across all product lines and increased sales of higher-priced aggregate products. Also contributing to higher revenues were increased asphalt sales volumes of $4.6 million in the north division, due in part to higher third-party sales. In addition, higher demand for contracting services of $5.8 million in the west division for Agency and railroad work and for prestress data center, manufacturing plant and infrastructure work positively impacted revenues. Partially offsetting these increases were decreased demand for asphalt paving work in the south and central divisions, which affected both asphalt product sales volumes and contracting services work by $21.4 million. Sales volumes for aggregates were also lower, largely due to project delays and lower overall demand in certain locations.
Gross profit and gross margin
Gross profit improved $6.5 million and gross margin improved 260 basis points. The increase was driven by higher sales prices outpacing costs on aggregate and asphalt products by $12.5 million, largely as a result of EDGE-related pricing initiatives and aggregates product mix. Partially offsetting the increase were the impacts of decreased sales volumes across all product lines, as previously discussed, and overall product mix.

Index
EBITDA and EBITDA margin
EBITDA improved $5.1 million and EBITDA margin improved 190 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses, including higher payroll-related costs of $1.1 million, loss on an asset disposal and higher other miscellaneous expenses.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
Revenue
Revenue improved $43.0 million, largely the result of EDGE-related pricing initiatives on all product lines and increased sales of higher-priced aggregate products together contributing $44.4 million. In addition, higher demand for contracting services work related to Agency and railroad projects, as well as prestress data center and other projects, contributed to the increase. Partially offsetting the increases were lower sales volumes across all product lines of $16.9 million, due in part to the timing of impact projects in 2023, weather-related delays from earlier in the year and decreased demand for asphalt paving and residential work.
Gross profit and gross margin
Gross profit improved $26.9 million and gross margin improved 380 basis points. The increase was driven by higher sales prices outpacing costs across all product lines by $24.2 million, largely as a result of EDGE-related pricing initiatives and aggregates product mix, which was offset in part by decreased volumes across all product lines, as previously discussed. Contracting services gross profit improved by $4.5 million due to the strong backlog of work established and the reduction of job losses as compared to the prior year. In addition, lower per unit fuel costs had a positive impact on gross profit.
EBITDA and EBITDA margin
EBITDA improved $22.9 million and EBITDA margin improved 310 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses of $6.1 million. The increase includes higher payroll-related costs of $3.0 million, primarily higher incentive accruals and wages; lower asset sale gains of $1.5 million; and higher other expenses, including office expenses, dues and subscriptions, professional services and property taxes.

Results of Operations - Mountain

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$255.1	$204.1	25%	$491.5	$433.0	14%
Gross profit	$60.7	$40.9	48%	$89.3	$64.6	38%
Gross margin	23.8%	20.0%		18.2%	14.9%
EBITDA	$60.4	$39.6	53%	$86.5	$60.2	44%
EBITDA margin	23.7%	19.4%		17.6%	13.9%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Aggregates	$39.5	$31.3	$78.1	$67.4
Ready-mix concrete	44.1	37.3	93.0	85.0
Asphalt	59.7	45.6	89.9	77.0
Contracting services	179.6	139.0	339.0	294.3
Internal sales	(67.8)	(49.1)	(108.5)	(90.7)
	$255.1	$204.1	$491.5	$433.0
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Revenue
Revenue improved $51.0 million, primarily the result of higher contracting services revenues from strong demand for commercial, residential, airport and Agency work, which also contributed to volume increases for asphalt and ready-mix concrete products. Pricing momentum across all product lines in response to rising costs, higher demand and growing markets contributed $21.7 million to the revenue increase. Aggregate sales volumes also increased $3.9 million, largely due to wind energy projects in Wyoming.

Index
Gross profit and gross margin
Gross profit improved $19.8 million and gross margin improved 380 basis points. Higher margins on contracting services work due to higher revenues and higher bid margins contributed an additional $8.5 million in gross profit, while higher sales prices outpaced costs across all product lines by $8.4 million partly from EDGE-related initiatives, including operating efficiencies and pricing optimization. Lower overall equipment operating costs, largely related to fuel, also had a positive benefit in the quarter.
EBITDA and EBITDA margin
EBITDA improved $20.8 million and EBITDA margin improved 430 basis points, directly resulting from the increased gross profit previously discussed. Also positively impacting EBITDA was lower selling, general and administrative expenses, largely related to higher gains on asset sales.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
Revenue
Revenue improved $58.5 million, primarily the result of increased contracting services revenues from strong demand for commercial, residential and Agency work throughout the region, offset partially by the absence in 2023 of an impact airport project substantially completed during the second quarter of 2022. Pricing momentum across all product lines of $34.1 million, in response to rising costs, demand and growing markets, also had a positive impact on revenues. In addition, aggregate volumes benefited by $4.8 million, largely due to increased demand in Montana and wind energy projects in Wyoming. Partially offsetting these increases were lower ready-mix concrete and asphalt volumes of $7.4 million, largely the result of unfavorable weather conditions in Wyoming.
Gross profit and gross margin
Gross profit improved $24.7 million and gross margin improved 330 basis points. The improvement was the result of higher contracting services margins contributing profit of $12.0 million due to strong markets for commercial, residential and Agency work throughout the region, as well as higher sales prices outpacing costs across all product lines by $10.7 million. Lower overall equipment operating costs, including fuel, also had a positive impact on the segment. Partially offsetting these increases was $1.4 million of higher depreciation expense.
EBITDA and EBITDA margin
EBITDA improved $26.3 million and EBITDA margin improved 370 basis points, directly resulting from the increased gross profit previously discussed.

Index
Results of Operations - North Central

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$305.1	$294.3	4%	$513.7	$484.4	6%
Gross profit	$74.5	$58.9	26%	$82.8	$55.7	49%
Gross margin	24.4%	20.0%		16.1%	11.5%
EBITDA	$70.5	$58.6	20%	$71.4	$50.4	42%
EBITDA margin	23.1%	19.9%		13.9%	10.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Aggregates	$47.7	$45.0	$82.0	$75.7
Ready-mix concrete	73.2	64.5	139.3	124.0
Asphalt	95.0	96.9	142.0	141.6
Other*	10.2	8.7	22.7	20.8
Contracting services	190.3	189.9	294.7	284.6
Internal sales	(111.3)	(110.7)	(167.0)	(162.3)
	$305.1	$294.3	$513.7	$484.4
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Revenue
Revenue improved $10.8 million resulting from higher selling prices contributing an additional $30.1 million in revenue, largely due to pricing initiatives on all product lines, as well as product mix. Asphalt and aggregate sales volumes decreased $20.6 million, largely as the segment continues to target improved bid margins on smaller projects which also impacts internal sales volumes, as well as the absence of an impact project in South Dakota during 2022. Overall ready-mix concrete volumes were flat, with strong volumes in South Dakota from commercial and third-party sales being offset by decreased residential demand in Minnesota.
Gross profit and gross margin
Gross profit improved $15.6 million and gross margin improved 440 basis points. Higher contracting services margins contributed $10.3 million in gross profit, largely related to improved bid margins across the region and efficient execution of work leading to job productivity gains on a large concrete and asphalt paving job. Also, higher sales prices across all product lines outpaced cost increases by $7.2 million. Lower overall equipment operating costs, largely related to fuel, also had a positive benefit in the quarter of approximately $2.1 million. Partially offsetting these increases were lower aggregates and asphalt volumes, as previously discussed.
EBITDA and EBITDA margin
EBITDA improved $11.9 million and EBITDA margin improved 320 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses of $3.7 million, largely higher payroll-related costs of $2.5 million, including higher wages and incentive and profit sharing accruals based on the Company's performance; decreased gains on asset sales of $500,000; and increased bad debt expense.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
Revenue
Revenue improved $29.3 million as a result of higher selling prices across all product lines providing $51.8 million of additional revenue, largely due to EDGE-related pricing initiatives. Contracting services revenue saw a benefit of $10.1 million from improved bid margins across the region and a large concrete and asphalt paving job. Asphalt and aggregate sales volumes decreased $29.9 million, largely as the segment continues to target improved bid margins on projects which also impacts internal sales volumes, as well as the absence of an impact project in South Dakota. Overall ready-mix concrete volumes were flat, as strong volumes in South Dakota from commercial and paving projects and North Dakota from an impact project were mostly offset by softening residential demand in Minnesota.

Index
Gross profit and gross margin
Gross profit improved $27.1 million and gross margin improved 460 basis points, largely due to higher contracting services margins of $14.0 million related to improved bid margins, impact projects and job productivity gains, as well as higher sales prices across all product lines outpacing cost increases by $11.6 million. Lower overall equipment operating costs, largely fuel, also had a positive benefit in the quarter of approximately $6.0 million. Partially offsetting these increases were lower aggregate and asphalt sales volumes, as previously discussed.
EBITDA and EBITDA margin
EBITDA improved $21.0 million and EBITDA margin improved 350 basis points, directly resulting from the increased gross profit previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses of $6.3 million, primarily higher payroll-related costs of $4.7 million, including higher incentive and profit sharing accruals based on the Company's performance, as well as decreased gains on asset sales of $500,000; increased insurance costs of $300,000; and increased other miscellaneous expenses.

Results of Operations - All Other and Intersegment Eliminations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Revenue	$139.4	$119.9	16%	$282.7	$252.5	12%
Gross profit	$40.8	$13.2	209%	$73.4	$32.2	128%
Gross margin	29.3%	11.0%		25.9%	12.7%
EBITDA	$24.0	$5.5	336%	$35.3	$5.6	533%
EBITDA margin	17.2%	4.6%		12.5%	2.2%
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Revenue
Revenue improved $19.5 million, due largely to higher revenues from liquid asphalt. Timing of projects in certain markets, as well as market strength, drove liquid asphalt volumes up, while market pricing provided a benefit of $9.5 million for the quarter. In the South region, additional asphalt paving work and favorable weather in Texas contributed $6.1 million in revenue and higher selling prices across all product lines contributed $3.8 million. Additionally, the South region's Honey Creek quarry contributed additional aggregate volumes in the quarter as it became fully operational in the second quarter of 2023. Partially offsetting the increases were decreased ready-mix concrete and aggregates sales of $10.2 million due to a partial sale of non-strategic assets in southeast Texas in December 2022.
Gross profit and gross margin
Gross profit improved $27.6 million and gross margin improved 1,830 basis points, primarily due to higher liquid asphalt margins resulting from cost improvements and favorable sales price increases driven by market pricing, as well as the higher sales volumes previously mentioned. In addition, higher sales prices across all product lines in the South region contributed $2.9 million to gross profit, as previously discussed. Partially offsetting the increase in the South region was a decrease in aggregates and ready-mix concrete volumes, which resulted in a reduction to gross profit of $2.4 million, largely as a result of the partial sale of non-strategic assets in southeast Texas in December 2022.
EBITDA and EBITDA margin
EBITDA improved $18.5 million and EBITDA margin improved 1,260 basis points. The increase in EBITDA was the direct result of increased gross profit previously discussed, partially offset by higher selling, general and administrative costs of $9.8 million. As a result of the Separation from MDU Resources, the Company experienced increased payroll-related costs of $6.7 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors, and higher professional services of $600,000, which were offset by a reduction in general corporate expenses from MDU Resources of $3.8 million, as discussed in Note 2. Also, as part of the Separation, the Company incurred one-time costs of $4.4 million, primarily related to professional services, insurance costs and the transition services agreement with MDU Resources, which was offset in part by income from the transition services agreement of $407,000. Further contributing to higher selling, general and administrative costs were increased payroll-related costs of $1.9 million due to higher incentive accruals based on the Company's performance.

Index
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenue
Revenue improved $30.2 million, largely driven by higher liquid asphalt revenue of $19.3 million because of market pricing, along with higher volumes from additional sales opportunities across most of its primary markets. The South region benefited from higher selling prices across all product lines, higher contracting services revenues of $8.6 million related to asphalt paving work and higher aggregate sales volumes as a result of the Honey Creek quarry operations. Partially offsetting these increases were decreased aggregate and ready-mix concrete sales of $22.8 million due to the partial sale of non-strategic assets in southeast Texas in December 2022.
Gross profit and gross margin
Gross profit improved $41.2 million and gross margin improved 1,320 basis points, primarily due to higher liquid asphalt margins resulting from favorable sales price increases driven by market pricing, cost improvements and higher sales volumes. The South region's gross profit increased $5.6 million from higher sales prices for asphalt and ready-mix concrete while contracting services margins increased as a result of improved bid margins. Partially offsetting the improvements was the impact of decreased ready-mix concrete volumes as a result of the partial sale of non-strategic assets in southeast Texas in December 2022.
EBITDA and EBITDA margin
EBITDA improved $29.7 million and EBITDA margin improved 1,030 basis points. The increase in EBITDA was the direct result of increased gross profit previously discussed, partially offset by higher selling, general and administrative costs of $17.7 million. As a result of the Separation from MDU Resources, the Company experienced increased recurring costs including payroll-related costs of $8.6 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; insurance costs of $1.5 million; and professional services of $900,000, which were offset in part by a reduction in general corporate expenses from MDU Resources of $4.7 million, as discussed in Note 2. Also, as part of the Separation, the Company incurred one-time costs of $7.1 million, primarily related to professional services, insurance costs and the transition services agreement with MDU Resources, which was offset in part by income from the transition services agreement of $684,000. Further contributing to higher selling, general and administrative costs were increased payroll-related costs due to higher incentive accruals based on the Company's performance.

Liquidity and Capital Resources
At September 30, 2023, Knife River had cash and cash equivalents of $84.0 million and working capital of $586.4 million. Working capital is calculated as current assets less current liabilities. Following the Separation, Knife River’s cash management, capital structure and liquidity sources have changed significantly. Knife River implemented its own centralized cash management model and intends to use cash on hand and third-party credit facilities to fund day-to-day operations. As of September 30, 2023, the Company believes it has sufficient liquid assets, cash flows from operations and borrowing capacity to meet its financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
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
On April 25, 2023, Knife River issued $425.0 million of 7.75 percent senior notes due May 1, 2031. On May 31, 2023, Knife River entered into a senior secured credit agreement consisting of a $275.0 million term loan, with a balance outstanding of $273.3 million at September 30, 2023, and a $350.0 million revolving credit facility, with no outstanding borrowings at September 30, 2023. Each of the agreements under the senior secured credit agreement have a SOFR-based interest rate and a maturity date of May 31, 2028. For more information on the debt agreements and covenant restrictions, see Note 12.
Capital expenditures
Knife River currently estimates total 2023 capital expenditures to be $125.0 million, of which there is approximately $50.0 million remaining at September 30, 2023. These expenditures relate primarily to routine replacement and maintenance of vehicles and equipment, building improvements, aggregate reserves and storage facilities updates.
The Company continues to evaluate the potential for future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, these opportunities are dependent upon the availability of economic conditions. It is anticipated that all of the funds required for capital expenditures for 2023 will be funded by various sources, including internally generated funds and credit facilities.

Index
Cash flows

	Nine Months Ended
	September 30,
	2023	2022
	(In millions)
Net cash provided by (used in)
Operating activities	$152.9	$39.4
Investing activities	(82.9)	(117.9)
Financing activities	36.1	83.7
Increase in cash, cash equivalents and restricted cash	106.1	5.2
Cash, cash equivalents and restricted cash -- beginning of year	10.1	13.8
Cash, cash equivalents and restricted cash -- end of period	$116.2	$19.0
Operating activities

	Nine Months Ended
	September 30,
	2023	2022	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$162.2	$98.2	$64.0
Adjustments to reconcile net income to net cash provided by operating activities	93.0	95.0	(2.0)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(302.5)	(239.6)	(62.9)
Due from related-party	16.1	1.3	14.8
Inventories	8.6	(18.6)	27.2
Other current assets	(20.2)	.8	(21.0)
Accounts payable	91.6	69.6	22.0
Due to related-party	(7.3)	9.8	(17.1)
Other current liabilities	78.0	21.8	56.2
Pension and postretirement benefit plan contributions	(1.6)	(.3)	(1.3)
Other noncurrent charges	35.0	1.4	33.6
Net cash provided by operating activities:	$152.9	$39.4	$113.5
Cash provided by operating activities at September 30, 2023, increased $113.5 million, largely related to increased earnings in 2023 and lower working capital needs. Cash used by working capital components totaled $135.7 million for the nine months ended September 30, 2023, compared to $154.9 million for the nine months ended September 30, 2022. This reduction in cash usage was driven largely by the lower payments on operating expenses at the end of the period, higher accrued interest payments on long-term debt, and decreased liquid asphalt inventory balances, partially offset by increased accounts receivable balances associated with higher revenues during the quarter. In addition, the timing of insurance costs associated with the captive insurer had a positive impact on cash.
Investing activities

	Nine Months Ended
	September 30,
	2023	2022	Variance
	(In millions)
Capital expenditures	$(86.4)	$(121.8)	$35.4
Acquisitions, net of cash acquired	—	.4	(.4)
Net proceeds from sale or disposition of property and other	5.2	5.7	(.5)
Investments	(1.7)	(2.2)	.5
Net cash used in investing activities	$(82.9)	$(117.9)	$35.0
The decrease in cash used in investing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to a reduction in capital expenditures for the prestress facility in Washington that was completed during the third quarter of 2023.

Index
Financing activities

	Nine Months Ended
	September 30,
	2023	2022	Variance
	(In millions)
Issuance of current related-party notes, net	$—	$100.0	$(100.0)
Issuance of long-term related-party notes, net	205.3	26.9	178.4
Issuance of long-term debt	700.0	—	700.0
Repayment of long-term debt	(1.9)	(.2)	(1.7)
Debt issuance costs	(16.7)	(.7)	(16.0)
Net transfers to Centennial	(850.6)	(42.3)	(808.3)
Net cash provided by financing activities	$36.1	$83.7	$(47.6)
The decrease in cash flows provided by financing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was largely related to the changes in debt as a result of the Separation. For further information, see Note 18.
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
At September 30, 2023, the Company's purchase commitments reflected an increase of approximately 36 percent from the balance at December 31, 2022. This increase is primarily from the Company committing to a three-year cement contract. Due to the seasonality of work and the third quarter being its peak construction season, the Company's purchase commitments saw an expected decrease from the balance at June 30, 2023. The Company expects purchase commitments to continue to decrease throughout the remainder of 2023 as obligations continue to be satisfied during the construction season.
At September 30, 2023, the Company's long-term debt reflected an increase of approximately $221.7 million from the balance at December 31, 2022. This increase is due to the Company paying off its short-term debt, and replacing it with long-term debt in preparation of the Separation.
At September 30, 2023, the Company's total estimated interest payments over the life of its debt reflected an increase of approximately $250.5 million from the total estimated interest payments at December 31, 2022. This increase is due to the rising interest rate environment in 2023 and higher rate debt incurred by the Company in preparation of the Separation. The Company's average interest rate has increased from 3.62% on December 31, 2022 to 6.90% on September 30, 2023. Estimated interest payments outstanding over the life of the loans was as follows:

	Remainder of 2023	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Estimated interest payments*	$22.2	$120.1	$116.5	$122.3	$381.1
*Includes estimated interest payments of the Company's revolving credit facility assuming current interest rates and consistent amounts outstanding until its maturity date over the periods indicated above.

Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans, as such costs of providing these benefits bear the risk of changes as they are dependent upon assumptions of future conditions.
There were no other material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the Company's Registration Statement on Form 10 other than the Company contributed approximately $1.2 million to its pension plans during the third quarter. The contribution was largely as a result of the decline in asset values in 2022 decreasing the funded status of the plans. For more information, see Note 17 of the Audited Annual Consolidated Financial Statements in the Company's Registration Statement on Form 10.

Index
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

Three Months Ended September 30, 2023	Pacific	Northwest	Mountain	North Central	All Other and Intersegment Eliminations	Consolidated
	(In millions)
Net income (loss)	$31.9	$39.1	$54.1	$64.4	$(42.8)	$146.7
Depreciation, depletion and amortization	5.7	9.8	6.3	6.1	3.9	31.8
Interest expense, net	—	—	—	—	14.7	14.7
Income taxes	—	—	—	—	48.2	48.2
EBITDA	$37.6	$48.9	$60.4	$70.5	$24.0	$241.4
Unrealized (gains) losses on benefit plan investments					.6	.6
Stock-based compensation expense					1.5	1.5
One-time separation costs					4.0	4.0
Adjusted EBITDA					$30.1	$247.5

Revenue	$181.4	$209.4	$255.1	$305.1	$139.4	$1,090.4
Net income margin	17.6%	18.7%	21.2%	21.1%	(30.7)%	13.4%
EBITDA margin	20.7%	23.3%	23.7%	23.1%	17.2%	22.1%
Adjusted EBITDA margin					21.6%	22.7%

Index

Three Months Ended September 30, 2022	Pacific	Northwest	Mountain	North Central	All Other and Intersegment Eliminations	Consolidated
	(In millions)
Net income (loss)	$19.0	$34.6	$33.8	$52.5	$(40.2)	$99.7
Depreciation, depletion and amortization	5.6	9.2	5.8	6.1	3.8	30.5
Interest expense, net	—	—	—	—	8.8	8.8
Income taxes	—	—	—	—	33.1	33.1
EBITDA	$24.6	$43.8	$39.6	$58.6	$5.5	$172.1
Unrealized (gains) losses on benefit plan investments					.8	.8
Stock-based compensation expense					.2	.2
Adjusted EBITDA					$6.5	$173.1

Revenue	$152.4	$204.7	$204.1	$294.3	$119.9	$975.4
Net income margin	12.5%	16.9%	16.6%	17.8%	(33.5)%	10.2%
EBITDA margin	16.1%	21.4%	19.4%	19.9%	4.6%	17.6%
Adjusted EBITDA margin					5.5%	17.8%

Nine Months Ended September 30, 2023	Pacific	Northwest	Mountain	North Central	All Other and Intersegment Eliminations	Consolidated
	(In millions)
Net income (loss)	$39.8	$74.3	$67.9	$53.5	$(73.3)	$162.2
Depreciation, depletion and amortization	16.7	28.4	18.5	17.9	11.0	92.5
Interest expense, net	—	—	.1	—	41.3	41.4
Income taxes	—	—	—	—	56.3	56.3
EBITDA	$56.5	$102.7	$86.5	$71.4	$35.3	$352.4
Unrealized (gains) losses on benefit plan investments					(1.1)	(1.1)
Stock-based compensation expense					2.3	2.3
One-time separation costs					6.4	6.4
Adjusted EBITDA					$42.9	$360.0

Revenue	$391.4	$504.2	$491.5	$513.7	$282.7	$2,183.5
Net income margin	10.2%	14.7%	13.8%	10.4%	(25.9)%	7.4%
EBITDA margin	14.4%	20.4%	17.6%	13.9%	12.5%	16.1%
Adjusted EBITDA margin					15.2%	16.5%

Index

Nine Months Ended September 30, 2022	Pacific	Northwest	Mountain	North Central	All Other and Intersegment Eliminations	Consolidated
	(In millions)
Net income (loss)	$29.1	$53.4	$43.0	$32.5	$(59.8)	$98.2
Depreciation, depletion and amortization	16.1	26.4	17.1	17.9	11.1	88.6
Interest expense, net	—	—	.1	—	21.4	21.5
Income taxes	—	—	—	—	32.9	32.9
EBITDA	$45.2	$79.8	$60.2	$50.4	$5.6	$241.2
Unrealized (gains) losses on benefit plan investments					4.8	4.8
Stock-based compensation expense					1.6	1.6
Adjusted EBITDA					$12.0	$247.6

Revenue	$366.1	$461.2	$433.0	$484.4	$252.5	$1,997.2
Net income margin	8.0%	11.6%	9.9%	6.7%	(23.7)%	4.9%
EBITDA margin	12.3%	17.3%	13.9%	10.4%	2.2%	12.1%
Adjusted EBITDA margin					4.7%	12.4%
New Accounting Standards
For information regarding new accounting standards, see Note 2, which is incorporated by reference.
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
Interest rate risk
Rising interest rates have resulted in, and will likely continue to result in, higher borrowing costs on new debt and existing variable interest rate debt. Knife River entered into a senior secured credit agreement with variable rate debt arrangements at the time of the Separation, which could impact the interest expense recognized in future periods. For additional information on the debt agreements the Company has entered into, see the section entitled "Liquidity and Capital Resources". At September 30, 2023, the Company had $273.3 million in term loan borrowings under the credit agreement at the rate in effect at this time of 7.52%. A hypothetical increase of 1 percent on the interest rate of the term loan borrowings would increase interest expense by $2.7 million over the next 12 months.
At September 30, 2023, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings that were previously reported in the Company's Registration Statement on Form 10.
Item 1A. Risk Factors
Refer to the Company's risk factors that are disclosed within its Registration Statement on Form 10 that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At September 30, 2023, there were no material changes to the Company's risk factors provided in the Company's Form 10.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of Knife River Corporation		8-K		3.1	6/01/23	1-41642
3(b)	Amended and Restated Bylaws of Knife River Corporation		8-K		3.2	6/01/23	1-41642
+10(a)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, effective July 12, 2023	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	November 6, 2023	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Chief Accounting Officer