Form 10-K
period 2023-12-31
Knife River Corp
filed 2024-02-27
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.
State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023: $2,460,630,309.
Indicate the number of shares outstanding of the registrant's common stock, as of February 22, 2024: 56,578,406 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2024 Proxy Statement, to be filed no later than 120 days from December 31, 2023, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

i

The following abbreviations and acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym
Adjusted EBITDA	EBITDA adjusted to exclude unrealized gains and losses on benefit plan investments, stock-based compensation and one-time Separation costs
Agency	Publicly-funded work completed for federal and state departments of transportation, as well as cities and counties
Annual Report	2023 Annual Report on Form 10-K
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CDL	Commercial driver's license
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of MDU Resources and the direct parent company of Knife River prior to the Separation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CHIPS Act	Creating Helpful Initiatives to Produce Semiconductors Act
Company or Knife River	Knife River Corporation
COVID-19	Coronavirus disease 2019
CyROC	Cyber Risk Oversight Committee
Distribution	The distribution of approximately 90 percent of the outstanding shares of Knife River common stock to MDU Resources stockholders on a pro rata basis of one share of Knife River common stock for every four shares held of MDU Resources common stock
DGCL	Delaware General Corporation Law
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EDGE
"Competitive EDGE" strategy implemented by the Company to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth. The EDGE acronym stands for EBITDA Margin Improvement, Discipline, Growth and Excellence.

EEO	Federal Equal Employment Opportunity laws in the United States
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
ESG	Environmental, social and governance matters
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FIP	Funding improvement plan
Free Cash Flows	Cash flows provided by (used in) operating activities less capital expenditures plus proceeds from asset sales
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
IRS	Internal Revenue Service
Item 8	Financial Statements and Supplementary Data
IIJA	Infrastructure Investment and Jobs Act
Knife River Corporation	The holding company established in conjunction with the Separation and, prior to the Separation, an indirect wholly owned subsidiary of MDU Resources
Knife River - Northwest	A direct wholly owned subsidiary of Knife River
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDU Resources	MDU Resources Group, Inc., the indirect parent company of Knife River prior to the Separation
MEPP	Multiemployer pension plan
PCAOB	Public Company Accounting and Oversight Board
Proxy Statement	Company’s 2024 Proxy Statement to be filed no later than April 29, 2024
PRP	Potentially Responsible Party
Qualified Person
As defined by the SEC, a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking. The qualified person must also be an eligible member or licensee in good standing of a recognized professional organization

RP	Rehabilitation plan
Sarbanes-Oxley Act	Federal act passed in 2002 to improve auditing and public disclosures in response to several accounting scandals in the early-2000s
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation	The separation of Knife River from MDU Resources' other businesses and the creation of an independent, publicly traded company
SOFR	Secured Overnight Financing Rate

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements related to EDGE.
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in the section entitled "Item 1A. Risk Factors" and subsequent filings with the SEC.
v

Summary of Risk Factors
An investment in Knife River is subject to a number of risks. Set forth below is a high-level summary of some, but not all, of these risks. Please read the information in ”Item 1A. Risk Factors” for a more thorough description of these risks.
Operations, Growth and Competitive Risks
•Knife River operates in a highly competitive industry.
•Knife River may be unable to secure, permit or economically mine strategically located aggregate reserves.
•Knife River is exposed to risk of loss resulting from nonpayment and/or nonperformance by its customers and counterparties.
•The success of Knife River depends on the ability to execute on acquisitions and to successfully integrate acquired businesses and to retain key employees of acquired businesses.
•Technology disruptions or cyberattacks could adversely impact operations.
•Artificial intelligence presents risks and challenges that can impact the business.
•Knife River could experience temporary interruptions in business operations and incur additional costs as it further develops information technology infrastructure and transitions its data to its stand-alone systems.
•Knife River may be unable to protect its intellectual property.
Economic and Political Risks
•Knife River’s business is seasonal and subject to weather conditions that could adversely affect its operations.
•Significant changes in prices for commodities, labor, or other production and delivery inputs could negatively affect Knife River’s businesses.
•Supply chain disruptions may adversely affect Knife River’s operations.
•Knife River’s business is based in large part on government-funded infrastructure projects and building activities, and any reductions or reallocation of spending or related subsidies in these areas could have an adverse effect on the Company.
•Economic volatility affects Knife River’s operations, as well as the demand for its products and services.
•Pandemics, including COVID-19, may have a negative impact on Knife River’s business operations.
Legal and Regulatory Compliance Risks
•Knife River may be negatively impacted by pending and/or future litigation, claims or investigations.
•Knife River’s operations could be negatively impacted by import tariffs and/or other government mandates.
•Knife River’s operations are subject to environmental laws and regulations.
•Knife River’s operations could be adversely impacted by climate change.
•Stakeholder actions and increased regulatory activity related to ESG could adversely impact the Company’s operations.
•Changes in tax law may negatively affect Knife River’s business.
Human Capital Risks
•Knife River’s operations may be negatively affected if it is unable to obtain, develop and retain key personnel and skilled labor forces.
•Increasing costs associated with health care plans may adversely affect Knife River’s results of operations.

Financial and Accounting Risks
•Aggregate resource and reserve calculations are estimates and subject to uncertainty.
•Backlog may not accurately represent future revenue and gross margin.
•Knife River operates in a capital-intensive industry and is subject to capital market and interest rate risks.
•Financial market changes could impact Knife River’s defined benefit pension plans and obligations.
•Costs related to obligations under MEPPs could have a material negative effect on Knife River.
•Knife River has substantial indebtedness and may incur substantial additional indebtedness.
•A lowering or withdrawal of the ratings, outlook or watch assigned to Knife River or its debt by rating agencies may increase its future borrowing costs and reduce its access to capital.
Separation Risks
•Knife River has minimal history of operating as an independent, public company.
•The Company could be subject to significant tax liabilities or be required to indemnify MDU Resources for material taxes, and other related amounts, in connection with the Separation.
•U.S. federal income tax consequences may restrict the Company’s ability to engage in certain desirable strategic or capital-raising transactions after the Separation.
•Knife River may not achieve some or all of the expected benefits of the Separation.
•Knife River or MDU Resources may fail to perform under various Separation agreements or the Company may fail to have necessary systems and services in place when such agreements expire.
•Failure to favorably resolve disputes that arise between Knife River and MDU Resources with respect to past and ongoing relationships.
•Following the Separation, certain members of management, directors and stockholders hold stock in both Knife River and MDU Resources, and as a result may face actual or potential conflicts of interest.
•Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
•As an independent, publicly traded company, the Company may not enjoy the same benefits that it did as a segment of MDU Resources.
•Knife River may be required to pay MDU Resources under certain indemnities related to the Separation.
Shareholder Risks
•The trading market for Knife River common stock has existed only a short period following the separation, and the market price and trading volume of its common stock may fluctuate significantly.
•If securities or industry analysts do not publish research or publish misleading or unfavorable research about the Company’s business, Knife River’s stock price and trading volume could decline.
•Stockholder percentage of ownership in Knife River may be diluted in the future.
•Knife River cannot guarantee the timing, declaration, amount or payment of dividends, if any, on its common stock.
•Exclusive forum selection provisions in the Company’s amended and restated bylaws could discourage lawsuits against the Company and its directors and officers.
•Provisions in the Company’s amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may prevent or delay an acquisition of Knife River.

PART I
ITEM 1. BUSINESS
Overview
Knife River is an aggregates-led construction materials and contracting services provider in the United States. The Company’s 1.1 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy with approximately 37 percent of its aggregates in 2023 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). Knife River is strategically focused on being the provider of choice in mid-size, high-growth markets. The Company is committed to continued growth and to delivering for its stakeholders—customers, communities, employees and stockholders—by executing on its four core values: People, Safety, Quality and the Environment.
Through its network of 180 active aggregate sites, 102 ready-mix plants and 56 asphalt plants, Knife River supplies construction materials and contracting services to customers in 14 states. Its construction materials are sold to public and private-sector customers, including federal, state and municipal governments, as well as industrial, commercial and residential developers and other private parties. Knife River’s contracting services are primarily provided to public-sector customers for the development and servicing of highways, local roads, bridges and other public-infrastructure projects.
Knife River has broad access to high-quality aggregates in most of its markets, which forms the foundation of its vertically integrated business model. The Company shares resources, including plants, equipment and people, across its various locations to maximize efficiency, and it transports its products by truck, rail and barge to complete the vertical value chain, depending on the particular market. Knife River’s strategically located aggregate sites, ready-mix plants and asphalt plants, along with its fleet of ready-mix and dump trucks, enable the Company to better serve its customers. Knife River believes its integrated and expansive business model is a strong competitive advantage that provides scale, efficiency and operational excellence for the benefit of customers, stockholders and the broader communities that it serves.
The Separation
On May 31, 2023, the Separation of Knife River from MDU Resources was completed as a tax-free spin-off for U.S. federal income tax purposes. As a result of the Separation, MDU Resources distributed shares representing approximately 90 percent of Knife River’s outstanding common stock to holders of record of MDU Resources’ common stock as of the close of business on May 22, 2023. Following the Distribution, Knife River became an independent, publicly traded company.
Business Segments
Knife River operates through six operating segments: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine the Company’s reportable segments and are based on the Company’s method of internal reporting and management of the business. There are five reportable segments, four of which are aligned by key geographic areas due to the production of construction materials and related contracting services and one of which is based on product line. The Company’s reportable segments are: Pacific, Northwest, Mountain, Central and Energy Services. Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt, and contracting services, while the Energy Services segment, which has locations throughout the Company’s geographic footprint, produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction, and is a supplier to some of the other segments.
In the fourth quarter of 2023, the Company completed a reorganization of its reporting structure, which has resulted in changes being made to the management of its business to best align with its strategies. As a result of the reorganization, the liquid asphalt and related services portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. All periods have been recast to conform with the revised presentation.
Additional details about each of the reportable segments as of and for the year ended December 31, 2023, is as follows:

	Pacific		Northwest		Mountain		Central			Energy Services	Consolidated Knife River
States of Operation	Alaska, California and Hawaii		Oregon and Washington		Idaho, Montana and Wyoming		Iowa, Minnesota, North Dakota, South Dakota and Texas			California, Iowa, Nebraska, South Dakota, Texas and Wyoming
Aggregate Reserves (tons)	161.3	million	499.7	million	226.2	million	215.8	million		—	1.1	billion
Properties:
Active Aggregate Sites*	14		47		32		87			—	180
Ready-Mix Plants	18		26		17		41			—	102
Asphalt Plants	4		12		19		21			—	56
Revenue	$462.2	million	$666.1	million	$634.0	million	$825.0	million	$292.3	million	$2,830.3	million
Percent revenue by segment	16%		23%		22%		29%			10%	100%
Revenue Composition:
Construction Materials	77%		61%		44%		58%			100%	62%
Contracting Services	23%		39%		56%		42%			—%	38%
Public-Sector Services	56%		66%		71%		95%			—%	77%
Private-Sector Services	44%		34%		29%		5%			—%	23%
__________________
*Does not include 6 sites that are classified as exploration stage properties.

End Markets
Public-Sector Customers. The Company’s public-sector customers include federal, state and municipal governments for various projects, such as highways, bridges, airports, schools, public buildings and other public-infrastructure projects. Knife River believes public-sector funding is subject to fewer fluctuations in spending, as government funding tends to be less correlated with economic cycles and more reliant on approvals of government appropriation bills toward infrastructure initiatives. Specifically, the American Rescue Plan Act enacted in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are moving forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact Knife River. Additionally, the IIJA was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating $131 billion in funding across Knife River’s footprint. The Inflation Reduction Act, enacted in the third quarter of 2022, provides $1.8 trillion in funding, including domestic clean-energy renewal, generation and production. More than $5 billion in additional construction and infrastructure spending has been allocated to the specific end markets in which Knife River operates. Finally, the CHIPS Act, also enacted during the third quarter of 2022, provides $39 billion to bolster domestic semiconductor manufacturing capacity. The initial impacts of the CHIPS Act will be unknown for several years; however, Knife River is in a strong position to support this growth.
In addition to federal funding, 12 out of the 14 states in which Knife River operates have implemented new funding mechanisms for public projects, including projects related to highways, airports and other public infrastructure. Based on this recent wave of government funding and the current state of America’s infrastructure, which received a “C-” assessment from the American Society of Civil Engineers in 2021, Knife River believes there are strong public-market factors favorably affecting the outlook in this end market.
Private-Sector Customers. Knife River’s private-sector customers include both residential and nonresidential construction applications. Unlike public-sector customers, spending by private-sector customers is more dependent on both local and national economic cycles. Knife River leverages its diverse geographic footprint to partially offset volatility originating from single local economies, and has the flexibility to reallocate resources from markets experiencing a downturn to markets that may be experiencing an economic upswing.
Residential construction typically includes single-family homes and multi-family units, such as apartments and condominiums. Demand for residential construction is influenced primarily by population growth, employment prospects and mortgage interest rates. While growth rates vary across the United States, overall residential construction demand decreased during 2023, due in part to higher interest rates and construction costs. According to the United States Census Bureau, residential construction in 2023 was $864.9 billion, which was 5.8 percent below 2022 amounts.
Alternatively, nonresidential construction includes all privately financed construction other than residential structures, such as data centers, warehouses, office buildings, factories, shopping malls, restaurants and other commercial structures. Nonresidential construction tends to lag residential activity and is mostly driven by population and economic growth trends and activity levels. According to the United States Census Bureau, nonresidential construction in 2023 was $676.0 billion, which was 21.9 percent above 2022 amounts. Residential and nonresidential private construction are not major sources of revenue for all of Knife River’s segments, but they are important markets for the materials side of the business. In addition to providing aggregates to these end markets, the majority of Knife River’s downstream ready-mix volumes go into private-sector projects.
Strengths
(1) Leading vertically integrated, aggregates-led construction materials and contracting services provider.
Knife River is one of the largest aggregates-led construction materials and contracting services providers in the United States. The Company is recognized as a Top 10 aggregate producer and the fourth-largest sand and gravel producer in the country, per the United States Geological Survey. With its size and scale, Knife River operates a vertically integrated business model and serves its customers across the value chain, from raw materials to finished goods to contracting services. Knife River mines aggregates from its 1.1 billion tons of permitted aggregate reserves and processes them into various outputs, including ready-mix concrete and asphalt through its ready-mix and asphalt plants. Knife River then delivers products to its customers’ sites and offers contracting services downstream from the products it supplies.
Knife River believes its comprehensive and integrated platform provides several key benefits. First, its vertically integrated operating model provides efficiencies that lead to reduced costs and other benefits for customers. Second, Knife River has direct access to a supply of raw materials, such as aggregates, that are integrated into products that customers need, enabling Knife River to serve as a reliable source of such construction materials. Third, the Company has an internal fleet of approximately 2,100 haul trucks, as well as 12 barges and 272 owned railcars, to deliver its products to its customers in an efficient and timely manner. These varied transportation capabilities serve as a central part of Knife River’s value proposition.
(2) Attractive geographic footprint across the western United States with exposure to areas demonstrating above-average growth.
Since Knife River’s move into construction materials and contracting services in 1992, it has strategically expanded to 14 states, with a focus on being a leading construction materials provider in mid-sized, high-growth markets, including Idaho, Texas, North Dakota and Washington, which are four of the seven fastest-growing states according to the most recent data from the United States Census Bureau.
In each of the segments where Knife River operates, its markets are supported by long-term economic drivers, which allow the Company to benefit from the population growth and economic build-out those drivers create. Knife River’s geographic diversity helps insulate it from temporary downturns in any one region’s economy and provides flexibility to shift resources to the areas where it is getting the best returns.

(3) Diverse public and private customer base.
Knife River has a diverse customer base across both public and private sectors. On the public side, Knife River has extensive experience with federal, state and municipal government agencies, as well as other government customers. In the year ended December 31, 2023, nine of Knife River’s top 15 contracting services customers were state-level departments of transportation. Knife River has a good reputation with the departments of transportation and permitting agencies, and the Company is a trusted partner in collaborating with engineers and other public employees on performing work safely, on time and on budget. On the private side, Knife River provides its products and expertise to a broad spectrum of customers across industrial, commercial and residential developers and other private parties. Typically, this includes projects and customers such as large data centers, warehouses and general contractors specializing in commercial buildings and residential developments.
Knife River also provides construction materials and contracting services to customers with specialized needs. For example, the Company operates a prefabricated concrete construction business in its Northwest segment, which designs, manufactures and installs precast concrete products for public infrastructure, primarily bridges, and a broad range of commercial construction projects, including data centers, parking garages, schools, factories and arenas. In addition, Knife River has become a ready-mix concrete provider of choice for data centers because of its ability to meet certain exacting specifications. Further, the Company’s Energy Services segment provides high-performance modified liquid asphalt, as well as cationic and anionic asphalt emulsions, for use in paving projects. Each of these products and services requires highly trained experts to complete tasks with detailed specifications in a safe and controlled environment for its customers.
(4) Large exposure to public-sector customers, providing recession resiliency.
Knife River provides public-infrastructure solutions, such as highways, streets, bridges and airport runway projects. These public projects tend to remain steady over time, largely unaffected by economic cycles, and instead depend on government funding, which bolsters Knife River’s resiliency during recessionary periods. Knife River’s contracting services revenue for the year ended December 31, 2023, was 77 percent public and 23 percent private. In addition to their pre-existing funding mechanisms, 12 of the 14 states where Knife River operates have recently implemented new, enhanced or incremental funding sources for public projects, including the following:
•California. The Road Repair and Accountability Act (passed in 2017) invests $54 billion over 10 years in public infrastructure.
•Idaho. The Leading Idaho funding bill (passed in 2022) directs $400 million to road and bridge maintenance.
•Minnesota. The state of Minnesota passed a $2.6 billion infrastructure bill (passed in 2023), the largest in state history.
•Oregon. The Keep Oregon Moving transportation funding package (passed in 2017) raises $5.3 billion over 10 years.
•Texas. In 2023, Texas announced a $142 billion total investment in its infrastructure, including the passing of a 10-year, $100 billion statewide roadway construction plan.
•Washington. Move Ahead Washington (passed in 2022) provides $3 billion for public transportation over the next 16 years.
(5) Quality backlog and robust pipeline of projects across public and private infrastructure end markets.
As of December 31, 2023, Knife River had backlog of $662.2 million with overall higher margins than previously experienced, all of which related to outstanding obligations for contracting services. The backlog at December 31, 2023, was comprised of 84 percent public and 16 percent private work. A majority of Knife River’s contracting services projects have an original contract duration of less than one year. Based on its track record, Knife

River expects future revenues from infrastructure-related contracting services to be robust with higher overall margins. Select examples of Knife River’s various projects in the public and private construction space include:
•Idaho Department of Transportation Infrastructure. Knife River is the contractor on the reconstruction of six significant highway interchange projects across that state of Idaho. All projects integrate Knife River materials and contracting services. Projects involve grading, aggregate, asphalt paving, bridge construction, ready-mix concrete and prestress components.
•Foothills Corridor. Knife River is the general contractor and materials provider for a project to upgrade two miles of roadway and add two lanes in Medford, Oregon, for the Oregon Department of Transportation. The project is expected to include 300,000 tons of aggregates and 50,000 tons of asphalt paving.
•Oregon Highway 99-I5 to McDonald. Knife River is reconstructing approximately four miles of roadway, including sidewalks, ramps, and curbing, in Tigard, Oregon for the Oregon Department of Transportation.
•Confidential Data Centers. Knife River is providing precast design, drafting, fabrication and installation of precast concrete wall panels at multiple data and fulfillment centers throughout the Northwest.
•Brazos MF 2818 Super Street. Knife River is reconstructing a heavily congested portion of roadway in Brazos County, Texas, which provides key access to several universities, an airport, and three large industrial parks. The “Super Street” design reduces congestion and increases safety by utilizing two-phase signals and eliminating left turns across oncoming traffic.
•Thurston County Highway 77. Knife River is reconstructing approximately 5.5 miles of roadway on US-77 from Walthill to Winnebago, Nebraska. The project is expected to include 28,500 tons of asphalt overlay, along with the construction of culverts, guardrails and shoulders.
(6) Resilient financial profile with robust Free Cash Flows.
Knife River continues to generate strong revenues, EBITDA, Adjusted EBITDA and Free Cash Flows that it has historically used for targeted organic growth opportunities, strategic acquisitions, capital expenditures and debt repayment. Knife River has flexibility to deploy capital toward its specific growth opportunities, capital expenditures, debt repayment and potential dividends, and in a downturn, Knife River has the flexibility to limit its capital spend to ensure responsible management of capital towards the existing business. For a discussion and reconciliation of EBITDA, Adjusted EBITDA and Free Cash Flows, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
Core to its operating success, management takes a conservative approach with respect to the balance sheet, focusing on maintaining prudent levels of leverage and liquidity through the business cycle. When financing organic and inorganic growth opportunities, management considers the appropriate mix of debt and equity funding to protect the balance sheet from potential downturns in construction activity. The disciplined financial policy and conservative capital structure enables Knife River to continue to efficiently execute its growth strategy, even during challenging economic environments. Furthermore, management also shares responsibilities across key corporate functions with operations, thereby fostering close collaboration across teams and maintaining lower corporate overhead.
(7) Proven track record of growth through acquisition and highly effective integration playbook, driving both organic and inorganic growth.
Knife River’s current geographic and asset footprint is the result of a deliberate acquisition growth strategy, which began in 1992 following Knife River’s first aggregate company acquisition. Since then, Knife River has completed over 80 acquisitions, built a vertically integrated business model starting from aggregates through contracting services, broadened its scope primarily into asphalt and ready-mix concrete products, and refined its value proposition through the offering of value-adding products and services such as cement, liquid asphalt and prestress concrete.

Knife River’s acquisition strategy has led to the refinement of a highly effective integration playbook, driving both organic and inorganic growth. EBITDA and Adjusted EBITDA have been driven by strong organic growth and margin expansion, supported by contributions from acquisitions. As Knife River continues to grow through acquisitions, it is able to continue achieving greater scale and synergies. Its centralized and scalable technology platform allows for integration of new companies into its efficient, vertically integrated internal processing network for fleet management, scaling, batching, financial, and operational reporting programs and other software. Knife River is actively pursuing additional acquisition opportunities, with a focus on adding high-quality materials to reserves, improving vertical integration advantage and extending geographic reach.
Knife River is focused on increasing its market share and improving margins by acquiring businesses in high-margin markets that are centered on specialized products. For example, Knife River expanded its prestressed concrete product line by an acquisition completed in Spokane Valley in 2020. Due to the complexity and expertise required in prestress concrete production, this product line averages higher margins than those of aggregates and ready-mix concrete. Through this acquisition, Knife River effectively doubled the size of its prestress operations, improved its ability to meet tighter schedules, gained access to new territories and attained synergy opportunities to further boost margins.
In recent years, Knife River has expanded its presence in both the Northwest and North Central regions, specifically in Oregon and South Dakota, each of which includes rapidly growing markets with strong construction demand. In 2021, Knife River acquired three companies based in Oregon, including Baker Rock Resources, an aggregate and asphalt supplier, and Oregon Mainline Paving, a portable asphalt paving company. These acquisitions added approximately 80 million tons of aggregate reserves to Knife River’s Northwest region, as well as two stationary asphalt plants, two portable asphalt plants and 212 employees. In 2018, Knife River acquired Sweetman Const. Co. in Sioux Falls, South Dakota, adding 55 million tons of aggregate reserves to the North Central region, along with seven ready-mix plants, three asphalt plants and 260 employees.
(8) Best-in-class management team with a long history of operating success and integration.
Knife River’s senior management team has extensive experience, with an average of 22 years in the industry spanning several business cycles. The management team’s strategic decision to acquire and develop into a vertically integrated construction materials and contracting services business has been valuable in winning new customers and maintaining longstanding customer relationships. Furthermore, the team’s decision to enter select geographies has proven to be important to the sustained growth of the business over several decades.
Business Strategy
Knife River’s business strategy of maximizing its vertical integration, leveraging its core values to be the supplier of choice in all its markets and continued growth is underpinned by several key initiatives, including:
Competitive EDGE Strategy. In 2023, Knife River introduced Competitive EDGE, a framework for long-term shareholder value creation. This strategy seeks to add value by focusing on four key strategic areas:
a.EBITDA margin improvement. Through a combination of commercial growth and operational excellence initiatives focused on pricing strategy, cost control measures and divestitures of underperforming assets as necessary, the Company plans to drive sustained EBITDA margin expansion.
b.Discipline. A strong balance sheet and disciplined allocation of capital supports margin growth and industry-leading return on invested capital.
c.Growth. Knife River aims to strengthen its market position through organic and inorganic growth opportunities, with an emphasis on aggregate-based operations.
d.Excellence. Knife River aims to be best in class in all aspects of its business, providing ongoing, high-quality training at every level of the Company.

Life at Knife. Knife River is committed to its employees, customers and communities by operating with integrity and always striving for excellence. To achieve this, Knife River continues to implement its “Life at Knife” philosophy, which is expressed in four core values:
a.People. Knife River is a people-first company that believes investing in training supports skill development, employee retention and long-term business continuity. Knife River takes care of its team by providing them the tools, training and time to perform their work safely and successfully, by providing competitive wages and benefits, and by providing a safe and respectful work environment. The Company’s “One Team: Stronger Together” initiative provides training and awareness for employees that Knife River embraces the diverse backgrounds and viewpoints of its team members in an effort to keep learning from one another so the Company can keep improving.
b.Safety. Knife River is committed to employees’ health and safety, and a culture that values, respects and supports each employee. Safety is a core value to Knife River on every task, every time, every day. Knife River strives to achieve world-class safety standards because it genuinely cares about the well-being of its employees and recognizes the bottom-line benefits of being a safe company. The Company focuses on the three T’s of safety: Tools, Training and Time. Knife River provides employees with the tools and training to safely and successfully perform their jobs, and expects that employees take the time to do their jobs safely.
c.Quality. Knife River is committed to strong corporate governance, producing high-quality products and services, and being a good neighbor in its communities. Knife River delivers consistent, high-quality products and services to its customers and is committed to quality in all it does. Knife River stands behind its work and embraces innovation to enhance quality of its products and services.
d.Environment. Knife River always aims to operate efficiently to meet the needs of the present without compromising the ability of future generations to meet its needs. Knife River continuously manages its impact on the environment to minimize its footprint and keep the communities in which it operates beautiful for future generations.
Recruitment, development and retention of talented employees. While labor shortages are a trend across the industry, Knife River has taken significant steps to showcase construction as a career of choice. For example, in each of its segments, the Company conducts employment outreach to many groups, including historically underrepresented populations, and provides training for employees to earn their commercial driver’s license.
Furthermore, to help attract new workers to the construction industry and enhance the skills of its current employees, Knife River owns and operates a state-of-the-art training facility on a 230-acre tract of property in the Pacific Northwest, featuring an 80,000 square-foot heated indoor arena for training on trucks and heavy equipment and an attached 16,000 square-foot classroom and conference room facility. The Knife River Training Center offers hands-on training for construction-related careers, including heavy-equipment operators and truck drivers, in addition to safety and leadership training. The training center is used corporate-wide to enhance the skills of current employees as well as to recruit and teach skills to new employees through both classroom education and hands-on experience. It also is used by Knife River’s customers and industry peers, who send employees to the training center to take courses on heavy equipment, truck driving, leadership development, facilitator training and safety training. The facility plays a critical role in the Company’s workforce remaining sustainable and contributes to showcasing construction as a career of choice. Knife River’s outreach efforts to market the training center have included interfacing with historically underrepresented groups, and the Company has partnered with the National Association of Minority Contractors to provide scholarships for training to qualifying employees of minority-owned businesses. Knife River believes the talent nurtured through the training programs will surpass that of industry peers as it relates to safety, operating efficiency and new technology.
Sustainability. Knife River believes its focus on sustainability creates value for the communities it serves, for Knife River itself and for its stockholders. Sustainable practices, whether focused on environmental practices, business innovations, recruiting and retaining personnel, or other key factors, provide an opportunity for Knife River to focus on its long-term success and the success of the communities where it operates. Knife River’s sustainability efforts create opportunities to increase revenue and profitability, create a competitive advantage, and attract a skilled and diverse workforce. As a result, sustainable development of Knife River and its communities is at the core of Knife River’s decision-making process and corporate vision. For additional information regarding the progress the Company has made towards its sustainability efforts, refer to the Company’s 2023 Sustainability Report, which is expected to be published to the Company’s website in the first quarter of 2024, and is not incorporated by reference herein.
Environment. In 2023, Knife River established a sustainability committee comprised of executive and senior management across the Company. Every year, Knife River assesses its capital investment needs to further mitigate environmental impacts, particularly in regard to meeting or exceeding permit requirements and environmental regulations. Investments have ranged from equipment that captures emissions, to a company specializing in the production of carbon-dioxide sequestering synthetic aggregates used in ready-mix concrete, to more environmentally friendly, warm mix asphalt that provides a higher quality product while reducing emissions. In each of its segments, Knife River incorporates recycled asphalt, recycled concrete and recycled water into various products. In California and Oregon, the Company uses renewable diesel fuel in its on-road and off-road fleet vehicles, reducing GHG emissions. Additionally, Knife River’s usage of rail to haul aggregates in certain markets reduces over-the-road truck deliveries by several thousand trucks each year.
Knife River is evaluating corporate-wide carbon emission intensity goals. Starting in 2022, Knife River began tracking its Scope 1 and Scope 2 carbon emissions as a first step in establishing its corporate-wide baseline of emissions allowing the Company to evaluate future carbon emission intensity goals. This process will include analyzing the data, identifying opportunities for improvement in our carbon emissions intensity and considering future carbon emission intensity goals. Knife River will continue to actively pursue various opportunities in the clean energy infrastructure build-out in both construction materials and contracting services.
Long-term, strategic aggregate reserve position. Knife River supplies its customers with a large volume of aggregates. To offset normal asset base depletion, Knife River continuously explores new opportunities to replenish its assets in existing and new geographies. Due to the scarcity of aggregate reserves and difficulty associated with permitting new reserves, Knife River approaches this process methodically early on in its asset lifecycle, leveraging its expertise and technology to find replacement sources in desired locations. The selection process involves thorough vetting and examination to ensure high-potential sites are selected for mining.
Knife River owns 114 aggregate-production sites, of which 109 are active sites, as of December 31, 2023. It also operates through another 72 leased sites, of which 71 are active as of December 31, 2023, with some offering the option to renew at the end of the lease term. Knife River also acquires new mines in strategic locations to service new areas and regional hubs with growing construction activity and Knife River intends to continue to explore new mine acquisition opportunities to strengthen its asset base.
Enhanced value through vertical integration and strategic acquisitions. Vertical integration provides Knife River direct control over the production process, inventory planning, optimization of supply chain and delivery to end customers, thereby providing efficiencies that result in higher value and other benefits for customers, including greater reliability of supply.
Furthermore, Knife River’s exposure to both public and private-sector customers across its vertical value chain provides better end market diversification and makes Knife River more resilient to economic downturns. When exploring new acquisition opportunities, one of the elements Knife River focuses on is the additive margin potential to the overall business. Knife River carefully evaluates potential operating synergies following integration into its existing businesses and is also strategic about acquiring specialized materials and services businesses to improve its margin profile.
Supply chain. Knife River’s access to internal aggregate sources, processing plants and fleet delivery network, some with rail-to-road transloading capabilities, allows it to provide reliable, timely and efficient service to its end customers, further enhancing the value Knife River brings during complex contracting services projects.
Knife River’s ready-mix concrete product line relies on cement as a key ingredient in its formulation. Typically, Knife River sources its cement from a diverse mix of suppliers and has focused on developing strong relationships with individual cement suppliers, which has led to better service and availability. In addition, Knife River operates strategically located cement storage facilities that are serviced by rail, barge or ship to help stabilize the supply of cement.
Similarly, Knife River’s asphalt product line relies on liquid asphalt as a key component of its asphalt mix. The company typically sources liquid asphalt from a diverse mix of suppliers, including from its Energy Services segment, and has good relationships with those providers, helping to ensure availability.
Industry
The United States construction materials industry is highly fragmented. Industry participants typically range from small, private companies focused on a single material, product or area to large, publicly traded corporations that provide a broad suite of materials and services. Companies compete on a variety of factors, including price, service, quality, delivery time and proximity to the customer. However, limitations on the distance that materials can be transported efficiently results in primarily local or regional operations. Accordingly, the number and size of competitors varies by geography and product lines.
The United States construction materials industry serves a diverse customer base that includes federal, state and municipal governmental agencies, commercial and residential developers and private parties. The mix of customers varies by region and economic conditions.
The main factors and trends in the United States construction materials and related contracting services industry include:
•Key economic factors. Many factors affect product demand, including public spending on roads and infrastructure projects, general economic conditions, including population growth and employment levels, and prevailing interest rates.
•Location and transportation. Construction materials are expensive to transport due to their weight ratios, so they are generally produced and delivered locally or regionally. Access to well-positioned reserves is critical.
•Vertical integration. Market participants that operate a vertically integrated business model can access certain efficiencies that lead to reduced product costs and other benefits for customers, including greater reliability of supply.
•Industry fragmentation. There are thousands of construction materials producers of varying scope and size. Market participants may enter new geographies or expand existing positions through the acquisition of existing facilities.
•Seasonality. Activity in certain areas is seasonal due to the effects of weather. Most of the production and sales of materials and related services in the northern United States occurs between May and October, in line with end market activity.
•Cyclicality. The demand for construction materials products and contracting services is significantly influenced by the cyclical nature of the economy.
•Regulations. Environmental and zoning approvals are often required for the development and expansion of facilities.
•Production inputs. Cost and availability of energy, labor and other inputs can vary over time based on macroeconomic factors and impact profitability of operations.
Knife River participates in the following primary markets: aggregates, ready-mix concrete, asphalt, liquid asphalt and contracting services.
Aggregates
Aggregates, consisting of crushed stone and sand and gravel, are a natural, granular material engineered to various sizes, grades and chemical compositions primarily for construction applications. Aggregates also are a major material component in the production of ready-mix concrete and asphalt. Aggregate sources can be found in relatively uniform sediments in certain regions of each state throughout the United States. Generally extracted through open pits at the surface of a site, aggregates are typically produced by blasting hard rock from quarries and then crushing and screening it to various sizes according to customer needs.
The United States aggregates industry is highly fragmented, with many participants operating primarily in local and regional areas. In 2023, the United States Geological Survey reported that throughout the United States a total of 1,400 companies operated 3,500 quarries and 180 sales/distribution yards producing crushed stone and 3,400 companies operated 6,500 pits and 200 sales/distribution yards producing construction sand and gravel. This fragmentation is a result of high transportation costs that typically limit supply areas of producers.
Ready-Mix Concrete
Ready-mix concrete, a mixture principally comprised of cement, aggregates and water, is measured in cubic yards and specifically batched or produced for customers’ projects and then transported and poured on site. It also can be poured at a manufacturing facility to produce prefabricated building solutions, such as wall panels, concrete roofing systems, parking garages and stadium components. According to the National Ready Mixed Concrete Association, concrete is the most widely used material in the construction sector today.
Due to the relative speed at which ready-mix concrete sets, supply is generally localized and delivered within close proximity to the production site, with an estimated 7,000-plus ready-mix concrete batching plants in the United States and Canada according to the National Ready Mixed Concrete Association. There has been a steady increase (4 percent compound annual growth rate) in shipments since the industry cycle low of 257 million cubic yards in 2010. In 2022, the National Ready Mixed Concrete Association estimated shipments of 404 million cubic yards of ready-mix concrete, which is 12 percent below the industry peak of 458 million cubic yards in 2005.
Asphalt
Asphalt is a combination of approximately 95 percent aggregates bound together by approximately 5 percent liquid asphalt. Asphalt is typically used in new road construction as well as road maintenance and repair, covering approximately 94 percent of the 3 million miles of paved roads in the United States, according to the National Asphalt Pavement Association. Given the significant proportion of aggregates in asphalt, local aggregate producers often participate in the asphalt business to ensure an output for the producer’s aggregates.
Like ready-mix concrete, asphalt sets rapidly, limiting delivery to within close proximity to the production facility. In 2021, there were approximately 3,600 asphalt production sites in the United States that produced an estimated 432 million tons of asphalt, a 15 percent increase compared to the approximately 375 million tons produced five years prior. The asphalt paving industry also has a record of using economically and environmentally sustainable practices. Asphalt pavement material is highly recyclable, predominantly through reclaimed asphalt pavement. In 2023, Knife River used approximately 800,000 tons of recycled asphalt pavement in its asphalt production. Additionally, the use of warm-mix asphalt allows producers to reduce temperatures during the mixing process, lowering energy use and carbon emissions. In 2023, Knife River produced approximately 700,000 tons of warm-mix asphalt.
Liquid Asphalt
Liquid asphalt (sometimes referred to as asphalt cement or asphalt oil) is the binding agent used in combination with aggregates to produce asphalt mix for road construction, streets, parking lots, driveways and more. Knife River’s Energy Services segment supplies liquid asphalt to both internal and third-party customers, which helps support the Company’s vertically integrated business model. The segment has terminals in five states, where it stores and manufactures value-added liquid asphalt, polymer modified asphalt and emulsions to meet the requirements of end users.
Contracting Services
Knife River vertically integrates its construction materials with contracting services such as aggregate laydown, asphalt paving, concrete construction, site development and bridges. Demand in the contracting services industry is influenced by the cyclical nature of the construction industry and correlates with the demand for construction materials. The contracting services portion of Knife River’s business is heavily weighted toward public markets, which provide more stability throughout the economic cycles. The contracting services industry is typically less capital-intensive than construction materials and has relatively fewer barriers to entry. Price is an important competitive factor in the award of service agreements. However, customers often consider several other factors in selecting a service provider, such as technical expertise and experience, safety ratings, geographic presence, financial and operational resources and industry reputation around dependability.
Products and Services
Knife River’s core product lines include: aggregates, ready-mix concrete, asphalt and liquid asphalt. The Company also performs related contracting services.
For the year ended December 31, 2023, Knife River’s revenue and gross profit by products and services were as follows:

Revenue	($ in millions)	(% of total)	Gross Profit	($ in millions)	Gross Margin
Aggregates	$547.9	15.8%	Aggregates	$109.7	20.0%
Ready-mix concrete	653.9	18.9%	Ready-mix concrete	101.2	15.5%
Asphalt	452.4	13.1%	Asphalt	61.5	13.6%
Liquid asphalt	253.2	7.3%	Liquid asphalt	69.7	27.5%
Other	249.0	7.2%	Other	47.9	19.2%
Contracting services	1,307.3	37.7%	Contracting services	148.9	11.4%
Total gross revenue	$3,463.7	100%
Internal sales	(633.4)
Total revenue	$2,830.3		Total gross profit	$538.9	19.0%
(1) Aggregates
Knife River supplies high-quality aggregates through its 1.1 billion tons of permitted aggregate reserves, which are sourced from its aggregate sites across 11 states. The Company focuses primarily on supplying markets with strong local demand, and in most cases serves customers close to its strategically located aggregate sites. In 2023, Knife River sold 33.6 million tons of aggregates, with 30.7 million being produced from aggregate mining properties.
Knife River mines crushed stone and sand and gravel at its aggregate sites that are utilized in general construction and are a major component in its production of ready-mix concrete and asphalt paving products. Leveraging its vertically integrated platform, 37 percent of its aggregates revenue was derived from internal sales in 2023. For more information about the aggregate sites, see “Item 2. Properties.”
(2) Ready-Mix Concrete
Knife River produces ready-mix concrete through its 102 ready-mix plants situated across 13 states. Knife River’s vertically integrated portfolio of assets allows the Company to provide most of the aggregates it uses in the production of ready-mix concrete. Due to the time-sensitive nature of delivering ready-mix concrete, the Company focuses on supplying customers near its facilities. In 2023, Knife River sold 3.8 million cubic yards of ready-mix concrete.
Incremental to the hauling capabilities across products and services, ready-mix concrete plants are complemented by the Company’s fleet of ready-mix trucks and drivers who safely deliver heavy materials on time. Knife River is an industry leader in safe and efficient delivery of ready-mix concrete and has pioneered what has become the industry-standard training program for ready-mix delivery professionals. Knife River continues to update the program with a focus on safety for drivers and the public. This training developed by Knife River is made available through the National Ready Mixed Concrete Association to its members.

The following table sets forth details applicable to Knife River’s ready-mix concrete plants and related fleet as of December 31, 2023:

Segment	Plants	Mixer Trucks
Pacific	18	187
Northwest	26	229
Mountain	17	206
Central	41	324
Total	102	946
(3) Asphalt
Knife River produces and delivers asphalt from 56 plants across 10 states, most often utilizing the Company’s own aggregates in the production process. Of the 56 plants, 22 are portable plants that support large asphalt paving projects on roadways, airports and commercial sites. Similar to ready-mix concrete, asphalt sets rapidly, limiting delivery to within close proximity to the production facility. In 2023, Knife River sold 6.8 million tons of asphalt.
Asphalt plants
The following table sets forth details applicable to Knife River’s non-portable and portable asphalt plants as of December 31, 2023:

Segment	Non-portable Asphalt Plants	Portable Asphalt Plants	Total Asphalt Plants
Pacific	4	—	4
Northwest	11	1	12
Mountain	11	8	19
Central	8	13	21
Total	34	22	56
(4) Liquid asphalt
Knife River distributes liquid asphalt through its Energy Services sites and has the capacity to service neighboring states through storage facilities capable of storing approximately 275,000 tons of liquid asphalt across multiple states. Knife River has five liquid-asphalt terminal sites and six used-oil collection points.
(5) Other
Although not common to all locations, Knife River provides various other products and services, depending on customer needs. These include, but are not limited to, retail sales of cement in Alaska and Hawaii and petroleum recovery services in the Energy Services segment.
Cement supply and storage
Cement is a key ingredient in the production of ready-mix concrete. Knife River’s core supply of cement is sourced from a diverse range of suppliers. Knife River has strategically located cement storage facilities in Alaska and Hawaii that can hold approximately 60,000 tons and 90,000 tons of cement, respectively. Knife River has six additional distribution centers with storage and barging capabilities across the islands of Hawaii.
(6) Contracting Services
Knife River’s contracting services include responsibilities as general contractor and subcontractor, aggregate laydown, asphalt paving, concrete construction, site development and bridges, and in some segments the manufacturing of prestressed concrete products. Vertical integration allows Knife River to have direct internal access to critical raw materials, resulting in competitive advantages from better control of product inventory. In 2023, most of Knife River’s contracting services were related to “horizontal” construction, such as streets and highways, airports and bridges for customers in the public sector. In the private sector, Knife River’s contracting services projects were within the residential, commercial and industrial markets.
The following table sets forth revenue details applicable to Knife River’s contracting services for the year ended December 31, 2023:

Public Projects		Private Projects
Streets & Highways	64%	Buildings/Sitework	8%
Airports	4%	Residential	6%
Bridges	2%	Streets & Highways	1%
Marine	2%	Other	8%
Other	5%
Total	77%	Total	23%
Seasonality
Results are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest activity. Knife River’s ability to provide contracting services in the states in which it operates depends on the weather. In states with colder winter weather, Knife River’s contracting services are primarily performed from May through October, compared to most of the year in states with largely consistent warmer weather.
Customers
Knife River’s customers can be segmented into public and private-sector customers, with public-sector customers contributing about 77 percent of the Company’s revenues from contracting services. The public side includes federal, state and municipal governmental agencies with contracting services projects related to highways, streets and other public infrastructure. Mandates from governmental agencies largely depend on federal, state and municipal budgets allocated to expansion and improvement of national infrastructure. The private side includes a broad spectrum of customers across industrial, commercial and residential developers and other private parties. The mix of sales by customer class varies year to year depending on the variability in type of work.
Knife River’s top 15 customers accounted for about 20 percent of its 2023 revenue, of which nine were state-level departments of transportation. The Company is not dependent on any single customer or group of customers for sales of its products and services, where the loss of which would have a material adverse effect on its business. No individual customer accounted for more than 10 percent of its 2023 revenue.
Competition
Knife River operates in a largely fragmented industry, including large, public companies and many small, privately held companies. Smaller, independent operators make up the majority of Knife River’s competition; however, it also faces competition in some markets from large, publicly traded United States aggregates producers, including Cemex S.A.B. de C.V., CRH plc, Eagle Materials, Inc., Granite Construction, Inc., Heidelberg Materials, Holcim, Martin Marietta Materials, Inc., Summit Materials, Inc. and Vulcan Materials Company. The nature of Knife River’s competition varies among its products and geographies due to the generally local and regional nature of supply.
Knife River believes it has a competitive advantage in aggregates through its high-quality, strategically located reserves and assets, and its internal fleet of trucks, rail and barge. Knife River’s vertical integration and local knowledge enable it to maintain a strong understanding of the needs of its customers. In addition, Knife River has a strong commitment to environmental stewardship, which assists it in obtaining new permits and new reserves.

Employees
Knife River believes its employees are its most valuable resource and are critical to the success of the Company. Significant resources are employed to attract, develop and retain extraordinary and diverse talent and fully promote each employee’s capabilities. The Company’s focus on diversity, inclusion, talent development, talent acquisition and succession planning has provided for a deep bench of talented employees. Employees in managerial or supervisory positions have an average tenure of 16 years with Knife River, which demonstrates our workforce’s pride in and dedication to the Company. Knife River believes it has good relationships with its employees, including its unionized workforce.
As of December 31, 2023, Knife River employed 4,389 people, all of whom were employed in the United States. The total number of hourly personnel at any given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. At the peak of the 2023 construction season, Knife River employed over 5,700 people. The table below provides additional details on the employee demographics as of December 31, 2023.

	Union	Non-Union	Total
Hourly	562	2,949	3,511
Salaried	—	878	878
Total	562	3,827	4,389
Knife River’s union employees are represented by 39 collective-bargaining agreements, of which six of the agreements are currently in negotiations. The majority of the collective-bargaining agreements contain provisions that prohibit work stoppages or strikes and provide dispute resolution through binding arbitration in the event of an extended disagreement. The Company maintains good working relationships with labor unions and does not anticipate any significant issues with any unions in 2024.
Knife River’s compensation programs are designed to align the compensation of our employees with our financial performance and the employees’ individual performance, to provide proper incentives to attract, retain and motivate employees to achieve the best possible results. The structure of compensation programs balances guaranteed base pay with incentive compensation opportunities. In addition, full-time employees are eligible for health insurance, physical, mental and financial wellness programs, paid and unpaid leave, retirement plans, life insurance, disability and accident coverage, and more. The Company also offers a variety of voluntary benefits to allow employees to select the best options to meet their needs.
(1) Diversity, Equity and Inclusion
Knife River embraces the diversity of its employees, customers and stakeholders, including their unique backgrounds, experiences, thoughts and talents. The Company is committed to an inclusive environment that respects the differences and embraces the strengths of its diverse employees, and it maintains policies, programs and initiatives that are consistent with this commitment.
(2) Action Plans
To be the employer of choice for the broadest pool of talent and skill, Knife River is committed to equal employment opportunity and affirmative action and is dedicated to the achievement of equality and opportunity for all employees and applicants for employment. Knife River strives to meet or exceed all EEO and affirmative action laws, directives and legislation. The Company’s EEO/Affirmative Action Policy ensures employees are not discriminated against.
(3) Employee Trainings
Knife River is committed to the development and training of its employees and has taken significant steps to showcase construction as a career of choice. Knife River operates a world-class training facility to enhance the skills of current employees corporate-wide and to recruit and teach skills to new employees through both classroom education and hands on experience.

Knife River prioritizes providing opportunities for advancement through job mobility, succession planning and promotions. The Company operates under a philosophy to promote from within and offer advancement opportunities at all levels of employment, which helps retain talented employees. The Company engages in talent and succession planning processes and reviews succession plans with senior leaders at least annually, focusing on high-performing and high-potential talent, diverse talent, and succession for critical roles.
For additional information related to employee demographics, Knife River’s diversity, equity and inclusion efforts and other information, refer to the Company’s 2023 Sustainability Report, which is expected to be published to the Company’s website in the first quarter of 2024, and is not incorporated by reference herein.
Health and Safety
Knife River is committed to the safety and well-being of its employees, contractors, customers, and the residents of the communities where it operates. The Company’s safety program utilizes the three T’s: Tools, Training and Time, as a structure for Knife River to provide its employees with the proper tools and training to safely and successfully perform their jobs and asks that employees take the time to use those tools and training to do their jobs safely.
Safety is a core value at Knife River and is foundational to establishing a culture of safety excellence in the workplace. The Company is committed to safety and health and promotes this through a variety of means, including continual training and education programs for its employees.
Knife River adheres to seven key principles regarding safety:
•All injuries can be prevented;
•Working safely is a condition of employment for all employees;
•Management must demonstrate leadership in preventing injuries by providing a safe work environment, adequate resources, performance incentives and appropriate follow-up on any unsafe conditions or actions;
•All employees are responsible for preventing injuries to themselves and others;
•All operating exposures can be safeguarded or controlled;
•Training employees to work safely is essential; and
•Preventing personal injuries and property damage is good business.
Knife River has a goal of zero workplace injuries. The Company has developed its safety culture, programs and training as appropriate for the construction materials and contracting services industries, and the types of operations it performs. The Company continuously evolves its programs to incorporate best practices, innovations in personal protective equipment and changes to safety and health laws. Knife River continually outperforms its industry comparison group by achieving a three-year average recordable injury rate that is 17 percent lower and a lost time accident rate that is 47 percent lower over the last three years.
Governmental and Environmental Regulations
Knife River’s pledge to operate in an environmentally responsible manner is reviewed and encouraged through several measures, including oversight by professional environmental staff with reporting and accountability to regional operations leaders, regular review of environmental and sustainability disclosures by the executive Sustainability Committee, thorough audits of operating activities and thorough property reviews during due diligence on potential acquisitions.
Knife River is subject to complex federal, state and local environmental compliance and reclamation regulations. These federal, state and local laws and regulations include, among others: the federal Clean Air Act and the federal Clean Water Act; the Resource Conservation and Recovery Act; the federal Mine Safety and Health Administration; the federal Occupational Safety and Health Administration; the federal CERCLA; the federal EPA;

and, occasionally, the Endangered Species Act. These laws and regulations impose numerous obligations and limitations on our operations, including:
•Zoning and land use requirements to obtain a permit or other approval before conducting regulated activities;
•Restriction on the types, quantities and concentration of materials that can be released into the environment (including noise and discharges to air and water);
•Restrictions on the management of hazardous wastes and underground storage tank systems, as well as obligations to clean up or remediate spills of hazardous materials into the environment;
•Limitation or prohibition of activities on certain lands lying within wilderness, wetlands or other protected areas;
•Obligations to restore or reclaim former mining areas;
•Requirements to comply with specific health and safety criteria addressing worker protection; and
•The imposition of substantial liabilities for pollution resulting from the Company’s operations.
Knife River’s operations are also subject to California emission reductions and regulatory compliance. The California Air Resources Board has implemented several regulations around air quality standards, including reporting requirements. These regulations are based on source categories, several of which impact Knife River. The three categories having the most impact to Knife River’s California operations are: off-road diesel particulate and oxides of nitrogen; on-road diesel particulate and oxides of nitrogen; and harbor craft diesel particulate and oxides of nitrogen. In addition, beginning in 2026 Knife River will be required to publicly report on 2025 scope 1 and scope 2 GHG emissions, and beginning in 2027 will be required to report on 2026 scope 3 GHG emissions. Noncompliance with these laws and regulations can subject Knife River to fines, loss of licenses or registrations or various forms of civil or criminal prosecution, any of which could have a material adverse effect on Knife River’s reputation, business, financial position, results of operations and cash flows.
In addition, certain environmental laws, such as CERCLA and EPA, impose strict requirements for companies to pay to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been disposed, stored or released. Knife River may be required to remediate contaminated properties currently or formerly owned or operated by the Company or materials disposed of by the Company, regardless of whether such contamination resulted from actions taken by the Company or from the conduct of others at the time those actions were taken. In addition, in connection with certain acquisitions, the Company could assume, or be required to provide indemnification against, environmental liabilities that could expose it to material losses. Furthermore, the existence of contamination at properties owned, leased or operated by the Company could result in increased operation costs or restrictions on the Company’s ability to use those properties as intended, including for mining purposes. One such site is the Portland, Oregon, Harbor Superfund Site where Knife River - Northwest was named as a PRP by the EPA related to a commercial property site acquired in 1999. For further information related to environmental reclamation obligations, see Item 8. Note 18.
Knife River also is subject to comprehensive environmental permit requirements, which are usually associated with new mining operations, although requirements vary widely from state to state and even within states. In some areas, land use regulations and associated permitting requirements are minimal. However, some states and local jurisdictions have very demanding requirements for permitting new mines. Environmental impact reports are sometimes required before a mining permit application can be considered for approval. These reports can take several years to complete. The report can include projected impacts of the proposed project on air and water quality, wildlife, noise levels, traffic, scenic vistas and other environmental factors. The reports generally include suggested actions to mitigate the projected adverse impacts. Nonetheless, Knife River has been successful in obtaining mining and other land-use permits that provide for sufficient permitted reserves to support its operations. Individual permits applicable to Knife River’s various operations are managed and tracked as they relate to the statuses of the application, modification, renewal, compliance and reporting procedures.

Knife River regularly monitors and reviews its operations, procedures and policies for compliance with its operating permits and related laws and regulations. The Company has incurred, and may incur in the future, significant operating and capital expenditures to comply with environmental laws and regulations. During 2023, Knife River incurred $4.5 million related to compliance with current environmental laws and regulations. In addition, Knife River anticipates spending $4.7 million for capital expenditures related to compliance with current environmental laws and regulations in 2024 and has not developed a budget for 2025 and 2026. These amounts do not include expenditures related to what may be ultimately determined with regard to the issues described previously for the Portland, Oregon, Harbor Superfund Site. Additionally, the Company has recorded asset retirement liabilities on its balance sheet related to the reclamation obligations for its mining activities. As the Company acquires new operations, it works closely with local authorities to ensure compliance with all applicable laws and regulations.
Knife River believes it is in compliance with all applicable environmental laws and regulations and that any existing non-compliance is not likely to have a material adverse effect on the Company’s results of operations. However, there can be no assurance that future compliance costs or liabilities associated with such laws and regulations or activities will not be significant.
Where to Find More Information
The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are available to the public over the internet at the SEC’s website at https://www.sec.gov and on the Company’s website free of charge at https://www.kniferiver.com as soon as reasonably practicable after they are filed with or furnished to the SEC.
The Company maintains a website at https://www.kniferiver.com. The website and the information contained on or connected to that site are not incorporated into this Annual Report.

ITEM 1A. RISK FACTORS
Investing in Knife River common stock involves a number of risks and uncertainties. The factors and other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this Annual Report. If any of the risks described below actually occur, Knife River’s business, prospects, financial condition or financial results could be materially impacted and the trading price of Knife River’s common stock could decline, and investors could lose all or part of their investment. The following are the most material risk factors applicable to Knife River and are not necessarily listed in order of importance or probability of occurrence and not necessarily inclusive of all risks. Knife River may also be subject to other risks or uncertainties not presently known to it or that it currently deems to be immaterial but may materially adversely affect Knife River’s business, prospects, financial condition, financial results or the trading price of Knife River’s common stock in future periods.
Operations, Growth and Competitive Risks
Knife River operates in a highly competitive industry.
The Company is subject to competition throughout the markets it serves as they are highly fragmented and competes with a number of regional, national and international companies. These companies may have greater financial and other resources than Knife River, while other competitors are smaller and more specialized, and concentrate their resources in particular areas of expertise. The Company’s results are also affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. Significant competition could lead to lower prices, higher wages, lower sales volumes and higher costs.
In addition, construction materials and related contracting services are marketed under highly competitive conditions and are subject to competitive forces such as price, quality, service, delivery time and proximity to the customer. Knife River’s customers make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships, price, quality and ability to provide the relevant services in a timely, safe and cost-efficient manner. Increased competition may result in the inability to win bids for future projects and failure to effectively compete could negatively affect Knife River’s results of operations, financial position and cash flows.
Furthermore, new acquisition opportunities are subject to competitive bidding environments, which may increase the prices the Company must pay to successfully grow its business through acquisitions.
Knife River may not be able to secure, permit or economically mine strategically located aggregate reserves.
Knife River must obtain governmental, environmental, mining, and/or other permits at many of its facilities. New quarry sites can take years to develop and in a number of states in which Knife River operates, it can be difficult to permit new aggregate sites or expand existing aggregate sites due to community resistance and regulatory requirements, among other things. In addition, construction aggregates are difficult to transport efficiently and freight costs can make certain deposits uneconomical to mine if located in areas of little growth or without the ability to supply growing markets served by rail or barge. Failure to secure, permit and mine such reserves could negatively impact Knife River’s business, financial condition and results of operations.
Knife River is exposed to risk of loss resulting from the nonpayment and/or nonperformance by its customers and counterparties.
Knife River’s customers include public and private entities that have been, and may continue to be, negatively impacted by the economy. A recessionary construction economy can increase the likelihood that Knife River will not be able to collect on all accounts receivable or may experience a delay in payment from some customers. If its customers or counterparties experience financial difficulties, which has occurred and may reoccur, Knife River could experience difficulty in collecting receivables. While no one customer accounted for over 10 percent of Knife River’s revenue in 2023 or 2022, Knife River faces collection risk as a normal part of business where it performs services and subsequently bills clients for such services. In the event that Knife River has concentrated credit risk from customers in a specific geographic area or industry, negative trends or a worsening in financial conditions in that specific geographic area or industry, Knife River could become more susceptible to disproportionately high levels of default. Nonpayment and/or nonperformance by its customers and counterparties could have a negative impact on Knife River’s results of operations and cash flows.
The success of Knife River depends, in part, on the ability to execute on its acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
The Company’s current geographic and asset footprint is the result of a deliberate acquisition growth strategy, which began in 1992 following its first aggregate company acquisition. Since then, Knife River has acquired and integrated over 80 complementary businesses, which have contributed significantly to its growth. Management continues to evaluate strategic acquisition opportunities as part of its ongoing growth strategy. Management is unable to predict the timing or size of any future acquisitions. Potential risks associated with acquisitions could include, among other things: Knife River’s ability to identify attractive acquisitions; Knife River’s ability to offer potential acquisition targets competitive transaction terms; Knife River’s ability to raise additional equity and/or incur additional indebtedness, which could increase its net leverage; and reputational or other damage due to the prior conduct of an acquired company.
In addition, the investigation of potential acquisitions and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for third-party consultants. If a proposed acquisition is not completed for any reason, including events beyond the Company’s control, the costs incurred up to that point for the transaction likely would not be recoverable.
Acquisitions typically require integration of the acquired company’s project management, finance, information technology, risk management, purchasing, human resources and fleet management functions. The Company may be unable to successfully integrate an acquired business into its existing business, and an acquired business may not be as profitable as expected or at all. Acquisitions involve risks that the acquired business will not perform as expected and that the expectations concerning the value, strengths and weaknesses of the acquired business will prove incorrect. The inability to successfully integrate new businesses in a timely and orderly manner could increase costs and result in dis-synergies and negatively impact the Company’s results of operations and prevent Knife River from realizing expected rates of return on the acquired business. Factors affecting the successful integration of an acquired business include, but are not limited to, the following:
•Responsibility for certain liabilities of an acquired business, whether or not known, which could include, among other things, tax liabilities, product and other tort liabilities, breach of contract claims, environmental liabilities, permitting and regulatory compliance issues and liabilities for employment practices.
•Ability to retain local managers, key employees and customers who are important to the operations of the acquired business.
•Implementation of financial and management information systems, business practices and policies.
•Conforming standards, controls, procedures and policies, business cultures and compensation structures among Knife River and the acquired company.
•Pursuit of multiple acquisition opportunities simultaneously.
•Unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.
In addition, potential acquisitions may be in states in which the Company does not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities.
Knife River cannot guarantee that it will continue to acquire businesses at valuations consistent with prior acquisitions or that it will complete future acquisitions at all. The Company also cannot know whether there will be attractive acquisition opportunities at reasonable prices or that financing will be available.

Technology disruptions or cyberattacks could adversely impact operations.
Knife River uses technology in substantially all aspects of its business operations and requires uninterrupted operation of information technology and operation technology systems, including disaster recovery and backup systems and network infrastructure. While Knife River has policies, procedures and processes in place designed to strengthen and protect these systems, they may be vulnerable to physical and cybersecurity failures or unauthorized access, due to: hacking, human error, theft, sabotage, malicious software, ransomware, third-party compromise, acts of terrorism, acts of war, acts of nature or other causes.
Although there are manual processes in place, should a compromise or system failure occur, interdependencies to technology may disrupt Knife River’s ability to fulfill critical business functions. This may include interruption of facilities for delivery of construction materials or other products and services, any of which could adversely affect its reputation, business, cash flows and results of operations or subject Knife River to legal costs.
Knife River’s accounting systems and its ability to collect information and invoice customers for products and services could be disrupted. If Knife River’s operations are disrupted, it could result in decreased revenues and remediation costs that could adversely affect Knife River’s results of operations and cash flows.
Knife River, through the ordinary course of business, requires access to sensitive customer, supplier, employee, financial and other data. While Knife River has implemented extensive security measures, including limiting the amount of sensitive information retained, a breach of its systems could compromise sensitive data and could go unnoticed for some time. Such an event could result in negative publicity and reputational harm, remediation costs, legal claims and fines that could have an adverse effect on its financial results. Third-party service providers that perform critical business functions for Knife River or have access to sensitive information within Knife River also may be vulnerable to security breaches and information technology risks that could adversely affect the Company.
Cyberattacks continue to increase in frequency and sophistication, which could cause Knife River’s information systems to be a target of ongoing and sophisticated cyberattacks by a variety of sources with the apparent aim to breach its cyber-defenses. Also, Knife River may face increased cyber risk due to the increased use of employee-owned devices and work from home arrangements. Such incidents could have a material adverse effect on its business, financial condition or results of operations. Management is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or creating difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect the Company.
The SEC has adopted new rules that require Knife River to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as to disclose the occurrence of material cybersecurity incidents. Knife River cannot predict or estimate the amount of additional costs it will incur in order to comply with these rules or the timing of such costs. These rules and regulations may also require Knife River to report a cybersecurity incident before it has been able to fully assess the impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from its incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions, or subject Knife River to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to Knife River’s business, including significantly expanded compliance burdens, costs and enforcement risks.
The Company has not incorporated artificial intelligence within its operations but does have technology partners that have incorporated artificial intelligence into their systems. The potential use of artificial intelligence could introduce security risks that could expose confidential data leading to the loss of competitive and reputational damage. The implementation of artificial intelligence could also impose a reliability risk of the Company’s data not being fully vetted for accuracy.
While Knife River’s insurance policies include liability coverage for certain of these matters, if it experiences a significant security incident, it could be subject to liability or other damages that exceed its insurance coverage and it cannot be certain that such insurance policies will continue to be available to it on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against Knife River that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on its results of operations, financial condition and cash flows.
Artificial intelligence presents risks and challenges that can impact Knife River’s business by posing security risks to its confidential information, proprietary information and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to the Company’s business operations. Knife River may adopt and integrate generative artificial intelligence tools into its systems for specific use cases reviewed by legal and information security. Knife River’s vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to the Company, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit Knife River’s or its vendors’ ability to maintain an adequate level of service and experience. If Knife River, its vendors, or its third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, the Company may lose valuable intellectual property and confidential information and its reputation and the public perception of the effectiveness of its security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage Knife River’s reputation, result in the loss of valuable property and information, and adversely impact its business.
Knife River could experience temporary interruptions in its business operations and incur additional costs as it further develops information technology infrastructure and transitions its data to stand-alone systems.
Knife River is in the process of transitioning information technology infrastructure and systems to support its critical business functions, including accounting and reporting, in order to replace many of the systems and functions that MDU Resources has traditionally provided. Knife River may experience temporary interruptions in business operations if it cannot transition effectively to its own stand-alone systems and functions, which could disrupt its business operations and have a material adverse effect on profitability. In addition, Knife River’s costs for the operation of these systems may be higher than the amounts reflected in the audited consolidated financial statements.
Knife River may be unable to protect its intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of its competitive advantage and a diversion of resources.
The Company’s efforts to protect its intellectual property rights may not be sufficient or effective to prevent misappropriation or infringement of its intellectual property, which could result in a loss of its competitive advantage. In addition, any of its intellectual property rights may be challenged, which could result in being declared invalid or unenforceable. Knife River may litigate to protect its intellectual property from misappropriation or infringement by others, which could be expensive and cause a diversion of resources and ultimately may not be successful.
Moreover, competitors or other third parties may allege that Knife River, or consultants or other third parties retained or indemnified by it, infringe on its intellectual property rights. The potential risks and uncertainties of intellectual property-related litigation and an assertion of an infringement claim against Knife River may cause it to spend significant amounts to defend the claim, and possibly pay significant money damages. In the event of a settlement or adverse judgment, Knife River’s results of operations may materially decline if it is prohibited from using the relevant intellectual property, especially if it is required to pay to the alleged owner of the relevant intellectual property licensing fees, royalties or damages. Even in instances where Knife River believes that claims and allegations of intellectual property infringement against it are without merit, defending against such claims may be time consuming and expensive and may result in the diversion of time and attention of its management and employees.

Economic and Political Risks
Knife River’s business is seasonal and subject to weather conditions that could adversely affect its operations.
A majority of Knife River’s business is seasonal, with results of operations affected by weather conditions. Construction materials production and related contracting services typically follow the activity in the construction industry, with heavier contracting services workloads in the spring, summer and fall. Extreme or unusually adverse weather conditions, which have occurred and may reoccur, such as extreme temperatures, heavy or sustained rainfall or snowfall, wildfires and storms may affect the demand for products and the ability to perform services on construction work. The Company could also be impacted by drought conditions, which may restrict the availability of water supplies and inhibit the ability to conduct operations. As a result, extreme or unusually adverse weather conditions could negatively affect the Company’s results of operations, financial position and cash flows.
Significant changes in prices for commodities, labor, or other production and delivery inputs could negatively affect Knife River’s businesses.
Knife River’s operations are exposed to fluctuations in prices for labor, energy-related products, cement, fuel, raw materials and utilities, among other things. Prices are generally subject to change in response to fluctuations in supply and demand and other general economic and market conditions beyond Knife River’s control. The global political environment is a primary driver in price changes to commodities and inputs out of the Company’s control. In recent years, the Company experienced elevated commodity and supply chain costs including the costs of labor, raw materials, energy-related products and other inputs used in the production and distribution of its products and services. Recent inflationary pressures have significantly increased the cost of raw materials by greater than 10 percent in comparison to average annual historical increases of approximately 3 percent. While Knife River seeks to mitigate some or all cost increases through increases in selling prices of its materials, maintaining positive relationships with numerous raw material suppliers, escalation clauses in construction services contracts and fuel surcharges, the Company may not always be successful which could negatively impact its results of operations.
High energy prices, specifically for diesel fuel, natural gas and liquid asphalt, have impacted and could further affect the margins realized, as well as demand for construction materials and related contracting services. Increased labor costs, due to labor shortages, competition from other industries, or other factors, could also negatively affect Knife River’s results of operations. Due to their size and weight, aggregates are costly and difficult to transport efficiently. Knife River’s products and services are generally localized around its aggregate sites and served by truck or in certain markets by rail or barge. Knife River could be negatively impacted by freight costs due to rising fuel costs; rate increases for third-party freight; truck, railcar or barge shortages, including shortages of truck drivers and rail crews; rail service interruptions; and minimum tonnage requirements, among other things. To the extent price increases or other mitigating factors are not sufficient to offset these increased costs adequately or timely, and/or if the price increases result in a significant decrease in sales volumes, Knife River’s results of operations, financial position and cash flows could be negatively impacted.
Supply chain disruptions may adversely affect Knife River’s operations.
At times or in certain markets, Knife River relies on third-party vendors and manufacturers to supply or transport many of the materials necessary for its operations. Disruptions, shortages or delays in the transportation of materials; price increases from suppliers or manufacturers; or inability to source needed materials have occurred and may continue to occur, which could adversely affect Knife River’s results of operations, financial condition, cash flows and harm customer relationships. Further, supply chain disruptions can occur from events out of Knife River’s control such as fires, floods, severe weather, natural disasters, environmental incidents or other catastrophes. National and regional demand for cement and liquid asphalt may at times outpace the supply in the market. This imbalance creates a temporary shortage which may cause prices to increase faster than downstream products. Any material disruption at Knife River’s facilities or those of its customers or suppliers or otherwise within its supply chain, whether as a result of downtime, work stoppages or facility damage, could prevent Knife River from meeting customer demands or expected timelines, require it to incur unplanned capital expenditures, or cause other material disruptions to its operations, any of which could have a material adverse effect on Knife River’s operations, financial position and cash flows.

Knife River’s business is based in large part on government-funded infrastructure projects and building activities, and any reductions or reallocation of spending or related subsidies in these areas could have an adverse effect on the Company.
Certain of Knife River’s businesses depend on government spending for infrastructure and other similar building activities. As a result, demand for some of Knife River’s products is influenced by local, state and federal government fiscal policies, tax incentives and other subsidies, and other general macroeconomic and political factors. Projects in which Knife River participates may be funded directly by governments or privately funded, but are otherwise tied to or impacted by government policies and spending measures.
Government spending is often approved only on a short-term basis and some of the projects in which Knife River’s products are used require longer-term funding commitments. If government funding is not approved or funding is lowered as a result of poor economic conditions, lower than expected revenues, competing spending priorities, or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory, and decrease sales, all of which could adversely affect the profitability of Knife River’s business.
Additionally, certain regions or states may require or possess the means to finance only a limited number of large infrastructure projects and periods of high demand may be followed by years of little to no activity. There can be no assurances that governments will sustain or increase current infrastructure spending and tax incentive and other subsidy levels, and any reductions thereto or delays therein could affect Knife River’s business, liquidity and financial condition, and results of operations.
Economic volatility affects Knife River’s operations, as well as the demand for its products and services.
Unfavorable economic conditions can negatively affect the level of public and private expenditures on projects and the timing of these projects which, in turn, can negatively affect demand for Knife River’s products and services. The level of demand for construction materials and contracting services could be adversely impacted by the economic conditions in the industries and market areas Knife River serves, as well as in the general economy. Local, state and federal budget limitations also affect the funding available for infrastructure spending, which could have an adverse impact on Knife River’s earnings and results of operations.
Pandemics, including COVID-19, may have a negative impact on Knife River’s business operations, revenues, results of operations, liquidity and cash flows.
Pandemics have disrupted national, state and local economies. To the extent a pandemic adversely impacts Knife River’s businesses, operations, revenues, liquidity or cash flows, it could also have a heightened effect on other risks described in this section. The degree to which a pandemic will impact Knife River depends on future developments, including the resurgence of COVID-19 and its variants, federal and state mandates, actions taken by governmental authorities, effectiveness of vaccines being administered, and the pace and extent to which the economy recovers and remains under relatively normal operating conditions.
Other factors associated with a pandemic that could impact Knife River’s businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of employees and contractors; extended rise in unemployment; public and private-sector budget changes and constraints; counterparty credit; costs and availability of supplies; capital construction and infrastructure operation and maintenance programs; financing plans; pension valuations; travel restrictions; and legal matters. The economic and market disruptions resulting from a pandemic could also lead to greater than normal uncertainty with respect to the realization of estimated amounts, including estimates for backlog, revenue recognition, intangible assets, other investments and provisions for credit losses.
Legal and Regulatory Compliance Risks
Knife River may be negatively impacted by pending and/or future litigation, claims or investigations.
Knife River is and/or may become party to, among other things, personal injury, environmental, commercial, contract, warranty, antitrust, tax, property entitlements and land use, product liability, health and safety, and employment claims. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict and could be adverse and material in amount. In addition to the monetary cost, litigation can divert management’s attention from its core business opportunities. Development of new information in these matters can often lead to changes in management’s estimated liabilities associated with these proceedings including the judge’s rulings or judgements, jury verdicts, settlements or changes in applicable law. The outcome of such matters is often difficult to predict, and unfavorable outcomes could have a material impact to Knife River’s results of operations, financial position and cash flows.
Knife River’s operations could be negatively impacted by import tariffs and/or other government mandates.
Knife River operates in or provides services to capital-intensive industries in which federal trade policies could significantly impact the availability and cost of materials. Imposed and proposed tariffs could significantly increase the prices and delivery lead times on raw materials and finished products that are critical to Knife River and its customers, such as cement and steel, among other things. Knife River faces competition from manufacturers both in the United States and around the world, some of which may engage in competition and trade practices involving the importation of competing products in the United States or other foreign laws, regulations or practices. Prolonged lead times on the delivery of raw materials and further tariff increases on raw materials and finished products could adversely affect Knife River’s business, financial condition and results of operations.
Knife River’s operations are subject to environmental laws and regulations that may increase costs, impact or limit business plans, or expose Knife River to environmental liabilities.
Knife River is subject to environmental laws and regulations affecting many aspects of its operations, including air and water quality, wastewater discharge, the generation, transportation and disposal of solid waste and hazardous substances, aggregate permitting and other environmental considerations. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations for construction materials facilities. Environmental laws and regulations can also require the Company to install pollution control equipment at its facilities, clean up spills and other contamination, and correct environmental hazards, including payment of all or part of the cost to remediate sites where Knife River’s past activities, or the activities of other parties, caused environmental contamination. These laws and regulations generally require Knife River to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals. Although the Company strives to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret Knife River’s legal or regulatory requirements differently and seek injunctive relief or other remedies against Knife River. The Company cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.
Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to Knife River. These laws and regulations could require the Company to limit the use or output of certain facilities; restrict the use of certain fuels; prohibit or restrict new or existing services; replace certain fuels with renewable fuels; retire and replace certain facilities and equipment; install pollution controls; remediate environmental impacts; remove or reduce environmental hazards; or forego or limit the development of resources. Revised or new laws and regulations that increase compliance and disclosure costs and/or restrict operations could adversely affect Knife River’s results of operations and cash flows.
Knife River’s operations could be adversely impacted by climate change.
Severe weather events, such as tornadoes, hurricanes, rain, drought, ice and snowstorms, and high- and low- temperature extremes, occur in regions in which Knife River operates and maintains infrastructure. Climate change could change the frequency and severity of these weather events, which may create physical and financial risks. Such risks could have an adverse effect on Knife River’s financial condition, results of operations and cash flows. Increases in severe weather conditions or extreme temperatures may cause infrastructure construction projects to be delayed or canceled and limit resources available for such projects resulting in decreased revenue or increased project costs. In addition, drought conditions could restrict the availability of water supplies or limit the ability to obtain water use permits, inhibiting the ability to conduct operations. To date, the Company has not experienced any material impacts to its financial condition, results of operations or cash flows due to the physical effects of climate change.
Climate change may impact a region’s economic health, which could impact its revenues. Knife River’s financial performance is tied to the health of the regional economies served where it provides construction materials and services. Increases in severe weather events or significant changes in temperature and precipitation patterns could adversely affect the economies of the states and communities affected by that industry.
The insurance industry may also be adversely affected by severe weather events, which may impact availability of insurance coverage, insurance premiums and insurance policy terms.
The price of energy also has an impact on the economic health of communities. The cost of additional regulatory requirements related to climate change, such as regulation of carbon dioxide emissions under the federal Clean Air Act, requirements to replace fossil fuels with renewable energy or to obtain emissions credits, or other environmental regulation or taxes could impact the availability of goods and the prices charged by suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods, and could adversely impact economic conditions of areas served by Knife River. To the extent financial markets view climate change and emissions of GHG as a financial risk, this could negatively affect Knife River’s ability to access capital markets or result in less competitive terms and conditions.
Public concern over climate change has resulted in, and may continue to result in, new or increased regional, federal and global legal and regulatory requirements, including taxation, to reduce or mitigate carbon emissions and to limit or impose additional costs on carbon and water usage or other climate-related objectives. In the event that such regulation is more stringent than current regulatory obligations, or the measures that Knife River is currently undertaking to monitor and improve its resource efficiency, the Company may experience disruptions in, or increases in its costs of, operation and delivery to comply with new regulatory requirements due to investments in facilities and equipment or the relocation of its facilities. If Knife River or its suppliers are required to comply with these laws and regulations, or if Knife River chooses to take additional voluntary steps to reduce or mitigate its impact on the climate, Knife River may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact its operations. In particular, proposed, new or inconsistent regulation and taxation of fuel and energy could increase the cost of complying with such laws and regulations as well as the cost of operation, including fuel required to operate its facilities or transport and distribute its products, thereby increasing the distribution and supply chain costs associated with Knife River’s products. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the jurisdictions in which Knife River operates.
Beyond the commercial pressures implicated by climate change concerns, Knife River’s operations may face potential adverse physical effects. In August of 2023 Hawaii experienced a series of wildfires across the island of Maui which impacted the Company’s operations, however, not materially. If any of Knife River’s properties and facilities experience a significant operational disruption or catastrophic loss due to the increased frequency or the severity of natural disasters or severe weather events, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties, which may negatively affect Knife River’s business and financial results.
Stakeholder actions and increased regulatory activity related to ESG, particularly climate change and reducing GHG emissions, could adversely impact the Company’s operations, costs of or access to capital and impact or limit business plans.
Knife River could face stakeholder scrutiny related to ESG. There has been an increased focus from stakeholders and regulators related to ESG matters across all industries in recent years, with investors (including institutional investors), proxy advisory firms, customers, employees and lenders, placing increasing importance on the impacts and social cost associated with climate change as well as ESG practices and policies of companies, including sustainability performance and risk mitigation efforts. There is also risk that the Company could be perceived as, or accused of, “greenwashing,” i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits, which could lead to reputational harm. Investors (including institutional investors), proxy advisory firms, customers, employees and lenders, may also require the Company to implement sustainability/ESG responsibility procedures or standards before they continue to do business with Knife River. In addition, some investors use ESG criteria to guide their investment strategies, and may not invest in Knife River, or divest their holdings of Knife River, if they believe the Company’s policies relating to ESG matters are inadequate or, on the other hand, have a negative response to such policies as a result of anti-ESG sentiment. Concern that GHG emissions contribute to global climate change has led to international, federal, state and local legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. Knife River monitors, analyzes and reports GHG emissions from its operations as required by applicable laws and regulations. Knife River will continue to monitor GHG regulations and their potential impact on operations.
Due to the uncertain availability of technologies to control GHG emissions and the unknown obligations that potential GHG emission legislation or regulations may create, Knife River cannot determine the potential financial impact on its operations.
In addition, the increasing focus on climate change and stricter regulatory requirements may result in the Company facing adverse reputational risks associated with certain of its operations producing GHG emissions. Although Knife River has not experienced difficulties in these areas, if it is unable to satisfy the increasing climate-related expectations of certain stakeholders, Knife River may suffer reputational harm, which may cause its stock price to decrease or difficulty in accessing the capital or insurance markets. Such efforts, if successfully directed at Knife River, could increase the costs of or access to capital or insurance and interfere with business operations and ability to make capital expenditures.
Changes in tax law may negatively affect Knife River’s business.
Changes to federal, state and local tax laws have the ability to benefit or adversely affect Knife River’s earnings and customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. A number of factors may increase Knife River’s future effective income tax rate, including; governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction, the mix of earnings from depletable versus non-depletable businesses, the jurisdictions in which earnings and/or revenues are taxed, the resolution of issues arising from tax audits with various tax authorities, changes in the valuation of our deferred tax assets and liabilities, adjustments to estimated taxes upon finalization of various tax returns, changes in available tax credits, changes in stock-based compensation, other changes in tax laws and the interpretation of tax laws and/or administrative practices.
Human Capital Risks
Knife River’s operations may be negatively affected if it is unable to obtain, develop and retain key personnel and skilled labor forces.
Knife River must attract, develop and retain executive officers and other professional, technical and labor forces with the skills and experience necessary to successfully manage, operate and grow. Competition for these employees is high, due in part to changing workforce demographics, a shortage of younger employees who are qualified to replace employees as they retire, and remote work opportunities, among other things. In some cases, competition for these employees is on a regional or national basis. At times of low unemployment, it can be difficult for Knife River to attract and retain qualified and affordable personnel. A shortage in the supply of skilled personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support its operating and growth strategies. Additionally, if Knife River is unable to hire employees with the requisite skills, it may be forced to incur significant training expenses. As a result, Knife River’s ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary skilled personnel and could negatively affect its results of operations, financial position and cash flows.
It is also critical to develop and train employees, hire new qualified personnel, and successfully manage the short and long-term transfer of critical knowledge and skills, including leadership development and succession planning throughout Knife River. While there are processes in place for management transition and the transfer of knowledge and skills, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel or transfer knowledge and skills, could significantly impact the Company’s ability to perform under our contracts and execute on new or growing programs.
Additionally, approximately 13 percent of Knife River’s workforce is comprised of employees that are covered by collective bargaining agreements with various unions. If the Company encounters difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, Knife River could incur additional costs and experience work stoppages. Union actions at suppliers also can affect Knife River. Any delays or work stoppages could adversely affect the ability to perform under contracts, which could negatively impact the Company’s results of operations, cash flows and financial condition.
Increasing costs associated with health care plans may adversely affect Knife River’s results of operations.
Knife River is primarily self-insured for the health care benefits for eligible employees. Increasing quantities of large individual health care claims and an overall increase in total health care claims as health care costs continue to increase could have an adverse impact on operating results, financial position and liquidity, particularly if Knife River cannot continue to carry stop loss insurance. Legislation related to health care could also change Knife River’s benefit program and costs.
Financial and Accounting Risks
Aggregate resource and reserve calculations are estimates and subject to uncertainty.
Knife River estimates aggregate reserves and resources based on available data. The estimates depend upon the interpretation of surface and subsurface investigations, major assumptions and other supporting data, which can be unpredictable. The quantity must be considered only an estimate until reserves are actually extracted and processed. This uncertainty in aggregate resource and reserve calculation may adversely impact Knife River’s results of operations.
Backlog may not accurately represent future revenue and gross margin.
Backlog consists of the uncompleted portion of services to be performed under job-specific contracts. Contracts are subject to delay, default or cancellation, and contracts in the Company’s backlog are subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the applicable contracts. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond Knife River’s control, among other things. Accordingly, there is no assurance that backlog will be realized. The timing of contract awards and duration of large new contracts can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or margin that is realized in any period. Also, the backlog as of the end of the year may not be indicative of the revenue and gross margin expected to be earned in the following year and should not be relied upon as a stand-alone indicator of future financial results of Knife River.
Knife River operates in a capital-intensive industry and is subject to capital market and interest rate risks.
Knife River’s operations require significant capital investment to purchase and maintain the property and equipment required to mine and produce its products. In addition, Knife River’s operations include a significant level of fixed and semi-fixed costs. Consequently, Knife River relies on capital markets, particularly in the first half of the year due to the seasonal nature of the industry, as sources of liquidity for capital requirements not satisfied by cash flows from operations. If Knife River is not able to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions it would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect Knife River’s ability to access one or more financial markets. Higher interest rates on borrowings have impacted and could further impact Knife River’s results of operations. Such market disruptions could include: a significant economic downturn; financial distress of unrelated industry leaders in the same line of business; deterioration in capital market conditions; turmoil in the financial services industry; volatility in commodity prices; pandemics, including COVID-19; terrorist attacks; acts of war; and cyberattacks.
The debt capital market environment could impact Knife River’s ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Further, an increase in Knife River’s leverage could lead to deterioration in its credit ratings. A downgrade in Knife River’s credit ratings, regardless of the cause, could also limit the ability to obtain additional financing and/or increase the cost of obtaining financing. There is no guarantee Knife River will be able to access the capital markets at financially economical interest rates, which could negatively affect Knife River’s business. Knife River is also exposed to interest rate volatility risk on its variable rate debt as changes in central bank federal policies, as well as macro-economic factors, impact interest rates. While Knife River believes it will continue to have adequate credit available to meet its needs, there can be no assurance of that.
Knife River may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance outstanding debt. It is possible a large strategic acquisition would require Knife River to issue new equity and other debt and could result in a ratings downgrade notwithstanding Knife River’s issuance of equity securities to fund the transaction. Knife River is also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under Knife River’s credit facilities. While Knife River believes it will continue to have adequate credit available to meet its needs, there can be no assurance of that.
Financial market changes could impact Knife River’s defined benefit pension plans and obligations.
Knife River has defined benefit pension plans for some of its current and former employees. Assumptions regarding future costs, returns on investments, interest rates and other actuarial assumptions have a significant impact on the funding requirements and expense recorded relating to these plans.
Adverse changes in economic indicators, such as consumer spending, inflation data, interest rate changes, political developments and threats of terrorism, among other things, can create volatility in the financial markets. These changes could impact the assumptions and negatively affect the value of assets held in Knife River’s pension plans and may increase the amount and accelerate the timing of required funding contributions for those plans.
Costs related to obligations under MEPPs could have a material negative effect on Knife River’s results of operations and cash flows.
Knife River participates in MEPPs for employees represented by certain unions. Knife River is required to make contributions to these plans in amounts established under numerous collective bargaining agreements between the operating subsidiaries and those unions.
Knife River may be obligated to increase its contributions to underfunded plans that are classified as being in endangered, seriously endangered or critical status as defined by the Pension Protection Act of 2006. Plans classified as being in one of these statuses are required to adopt Rehabilitation Plans or Funding Improvement Plans to improve their funded status through increased contributions, reduced benefits or a combination of the two.
Knife River may also be required to increase its contributions to MEPPs if the other participating employers in such plans withdraw from the plans and are not able to contribute amounts sufficient to fund the unfunded liabilities associated with their participation in the plans. The amount and timing of any increase in its required contributions to MEPPs may depend upon one or more factors, including the outcome of collective bargaining; actions taken by trustees who manage the plans; actions taken by the plans’ other participating employers; the industry for which contributions are made; future determinations that additional plans reach endangered, seriously endangered or critical status; newly enacted government laws or regulations and the actual return on assets held in the plans; among others. Knife River could experience increased operating expenses as a result of required contributions to MEPPs, which could have an adverse effect on its results of operations, financial position or cash flows.
In addition, pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act, the Company could incur a partial or complete withdrawal liability upon withdrawing from a plan, exiting a market in which it does business with a union workforce or upon termination of a plan. Knife River could also incur additional withdrawal liability if its withdrawal from a plan is determined by that plan to be part of a mass withdrawal.
Knife River has substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect its business, profitability and its ability to meet obligations.
Knife River had $697.0 million in aggregate principal amount of indebtedness outstanding as of December 31, 2023. Such indebtedness consists of Knife River’s $425 million 7.750% notes due 2031, $272 million in aggregate principal amount of term loans and a $350 million revolving credit facility, under which Knife River has no aggregate principal amount of loans outstanding as of December 31, 2023.
This amount of debt could potentially have important consequences to Knife River and its investors, including:
•Requiring a substantial portion of its cash flow from operations to make interest payments on this debt following the Separation.
•Making it more difficult to satisfy debt service and other obligations.
•Increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing.
•Increasing its vulnerability to general adverse economic and industry conditions.
•Reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow its business.
•Limiting its flexibility in planning for, or reacting to, changes in its business and the industry.
•Placing it at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt.
•And limiting its ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase ordinary shares.
To the extent that Knife River incurs additional indebtedness, the foregoing risks could increase. In addition, Knife River’s actual cash requirements in the future may be greater than expected and its cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due. Further, Knife River may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance its debt.
A lowering or withdrawal of the ratings, outlook or watch assigned to Knife River or its debt by rating agencies may increase its future borrowing costs and reduce its access to capital.
The rating, outlook or watch assigned to Knife River or its debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook, or watch such as adverse changes to Knife River’s business, so warrant. Knife River’s credit ratings may also change as a result of the differing methodologies or changes in the methodologies used by the rating agencies. Any future lowering of Knife River’s or its debt’s ratings, outlook or watch likely would make it more difficult or more expensive for Knife River to obtain additional debt financing.
Separation Risks
Knife River has minimal history of operating as an independent, public company, and its historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
The historical information included in this Annual Report refers to Knife River’s business (i) as operated by and integrated with MDU Resources for periods prior to the Separation and (ii) as a stand-alone company for the period after the Separation. The historical financial information included in this Annual Report is derived from the audited consolidated financial statements and accounting records of MDU Resources and Knife River. Accordingly, the historical financial information included in this Annual Report does not necessarily reflect the financial condition, results of operations and cash flows that Knife River would have achieved as a separate, publicly traded company during the periods presented prior to the Separation or those that Knife River will achieve in the future, primarily as a result of the factors described below:
•Prior to the Separation, Knife River’s business was operated by MDU Resources as part of its broader corporate organization, rather than as an independent company, and MDU Resources or one of its affiliates performed certain corporate functions for Knife River. Knife River’s historical results reflect allocations of corporate expenses from MDU Resources for such functions prior to the Separation, which are likely to be less than the expenses Knife River would have incurred had it operated as a separate publicly traded company.
•Prior to the Separation, the Company shared economies of scope and scale in costs, employees and vendor relationships. Although Knife River entered into a transition services agreement with MDU Resources following the Separation, these arrangements may not retain or fully capture the benefits that Knife River had enjoyed as a result of being integrated with MDU Resources and may result in paying higher charges than in the past for these services. This could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows as a stand-alone company.
•Generally, Knife River’s working capital requirements and capital for its general corporate purposes, including acquisitions and capital expenditures, had, prior to the Separation, been satisfied as part of the corporate-wide cash management policies of Centennial. Following the Separation, Knife River’s results of operations and cash flows are now likely to be more volatile, and Knife River may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
•The cost of capital for Knife River’s business as a stand-alone company may be higher than MDU Resources’ cost of capital prior to the Separation.
•As a public company, Knife River is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and is required to prepare its financial statements according to the rules and regulations required by the SEC. Complying with these requirements has resulted in significant costs and could require the Company to divert substantial resources, including management time, from other activities.
Other significant changes have occurred in the Company’s cost structure, management, financing and business operations as a result of operating as a company separate from MDU Resources. For additional information about the past financial performance of Knife River’s business and the basis of presentation of the historical audited consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”
If the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company could be subject to significant tax liabilities and, in certain circumstances, the Company could be required to indemnify MDU Resources for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
In connection with the Separation, MDU Resources received a private letter ruling from the IRS and one or more opinion(s) of its tax advisors, regarding certain U.S. federal income tax matters relating to the Separation and the Distribution. The IRS private letter ruling was based upon and relied on, and the opinion(s) of tax advisors was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of MDU Resources and Knife River, including those relating to the past and future conduct of MDU Resources and Knife River. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if MDU Resources or Knife River breach any of the representations or covenants contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors, the IRS private letter ruling and/or the opinion(s) of tax advisors may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt by MDU Resources of the IRS private letter ruling and the opinion(s) of tax advisors, the IRS could determine that the Separation and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter ruling or the opinion(s) of tax advisors were based are false or have been violated. In addition, the IRS private letter ruling does not address and the opinion(s) of tax advisors do not address all of the issues that are relevant to determining whether the Separation, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Further, the opinion(s) of tax advisors represent the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion(s) of tax advisors. Accordingly, notwithstanding receipt by MDU Resources of the IRS private letter ruling and the opinion(s) of tax advisors, there can be no assurance that the IRS will not assert that the Separation and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, MDU Resources, Knife River and MDU Resources stockholders could be subject to significant U.S. federal income tax liability.
If the Separation, together with related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, in general, for U.S. federal income tax purposes, MDU Resources would recognize taxable gain as if it had sold Knife River common stock in a taxable sale for its fair market value, and MDU Resources stockholders who receive such Knife River shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. ”
Under the tax matters agreement, the Company may be required to indemnify MDU Resources against any additional taxes and related amounts resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from (a) an acquisition of all or a portion of its equity securities or assets, whether by merger or otherwise (and regardless of whether Knife River participated in or otherwise facilitated the acquisition), (b) other actions or failures to act by Knife River or (c) any inaccuracy or breach of the Company’s representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors. Any such indemnity obligations could be material.
U.S. federal income tax consequences may restrict the Company’s ability to engage in certain desirable strategic or capital-raising transactions after the Separation.
Under current law, a separation can be rendered taxable to the parent corporation and its stockholders as a result of certain post-separation acquisitions of shares or assets of the spun-off corporation. For example, a separation may result in taxable gain to the parent corporation under Section 355(e) of the Internal Revenue Code if the Separation were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in the spun-off corporation.
To preserve the U.S. federal income tax treatment of the Separation, and in addition to the Company’s indemnity obligation described below, the tax matters agreement restricts Knife River, for the two-year period following the distribution, except in specific circumstances, from:
•Entering into any transaction pursuant to which all or a portion of Knife River common stock or assets would be acquired, whether by merger or otherwise.
•Issuing equity securities beyond certain thresholds.
•Repurchasing shares of its capital stock other than in certain open-market transactions.
•Ceasing to actively conduct certain aspects of its business.
•And/or taking or failing to take any other action that would jeopardize the expected U.S. federal income tax treatment of the distribution and certain related transactions.

These restrictions may limit the Company’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business.
Knife River may not achieve some or all of the expected benefits of the Separation, and the Separation may materially and adversely affect its financial position, results of operations and cash flows.
The Company may be unable to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all for a variety of reasons, including, among others, that: (a) management may be required to spend significant amounts of time and effort on post Separation activities, which may divert management’s attention from operating and growing Knife River’s business; (b) Knife River may be more susceptible to market fluctuations and other adverse events than if it was still a part of MDU Resources; (c) Knife River’s business is less diversified than MDU Resources’ business prior to the Separation; and (d) the other actions required to separate MDU Resources’ and Knife River’s respective businesses could disrupt its operations. If the Company fails to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on its financial position, results of operations and cash flows.
Knife River or MDU Resources may fail to perform under various transaction agreements executed as part of the Separation or the Company may fail to have necessary systems and services in place when certain of the transaction agreements expire.
Prior to the Separation, Knife River and MDU Resources entered into a separation and distribution agreement and also entered into various other agreements, including a transition services agreement, a tax matters agreement and an employee matters agreement. The separation agreement, the tax matters agreement and the employee matters agreement determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by MDU Resources for the benefit of Knife River, or in some cases certain services provided by Knife River for the benefit of MDU Resources, for a limited period of time after the Separation. Knife River will rely on MDU Resources to satisfy its obligations under these agreements. If MDU Resources is unable to satisfy its obligations under these agreements, including its indemnification obligations, Knife River could incur operational difficulties or losses. If Knife River does not have agreements with other providers of these services once certain transaction agreements expire or terminate, Knife River may not be able to operate its business effectively, which may have a material adverse effect on its financial position, results of operations and cash flows.
The Company’s inability to resolve favorably any disputes that arise between Knife River and MDU Resources with respect to their past and ongoing relationships may adversely affect the Company’s operating results.
Disputes may arise between the Company and MDU Resources in a number of areas relating to the various transaction agreements, including: labor, tax, employee benefit, indemnification and other matters arising from the Company’s Separation from MDU Resources; employee retention and recruiting; business combinations involving the Company; and the nature, quality and pricing of services that Knife River and MDU Resources have agreed to provide each other. The Company may not be able to resolve potential conflicts, and even if it does, the resolution may be less favorable than if it were dealing with an unaffiliated party.
Following the Separation, certain members of management, directors and stockholders hold stock in both Knife River and MDU Resources, and as a result may face actual or potential conflicts of interest.
Following the Separation, certain management and directors of each of MDU Resources and Knife River own both MDU Resources common stock and Knife River common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when Knife River’s management and directors and MDU Resources’ management and directors face decisions that could have different implications for Knife River and MDU Resources. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between MDU Resources and Knife River regarding the terms of the agreements governing the Separation and the relationship with MDU Resources thereafter. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the transition services agreement, the stockholder and registration rights agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that Knife River or MDU Resources may enter into in the future.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect Knife River.
As a public company, Knife River has become subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and is required to prepare its financial statements according to the rules and regulations required by the SEC. The Company’s failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject it to penalties under federal securities laws, expose it to lawsuits and restrict its ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, Knife River establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in Knife River’s business, or changes in applicable accounting rules. Knife River cannot assure you that its internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which it had previously believed that internal controls were effective. If Knife River is not able to maintain or document effective internal control over financial reporting, its independent registered public accounting firm will not be able to certify as to the effectiveness of its internal control over financial reporting.
Matters affecting Knife River’s internal controls may cause it to be unable to report its financial information on a timely basis, or may cause it to restate previously issued financial information, and thereby subject Knife River to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in Knife River and the reliability of its financial statements. Confidence in the reliability of Knife River’s financial statements is also likely to suffer if it or its independent registered public accounting firm reports a material weakness in its internal control over financial reporting. This could have a material and adverse effect on Knife River by, for example, leading to a decline in the share price and impairing its ability to raise additional capital.
As an independent, publicly traded company, the Company may not enjoy the same benefits that it did as a segment of MDU Resources.
Historically, Knife River’s business has been operated as one of MDU Resources’ business segments, and MDU Resources performed substantially all the corporate functions for Knife River’s operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, financial reporting, finance and tax administration, benefits administration, legal, and regulatory functions. After the Separation, MDU Resources has provided support to the Company with respect to certain of these functions on a transitional basis. The Company has needed to replicate certain facilities, systems, infrastructure and personnel to which it no longer has access after the Separation and will likely continue to incur capital and other costs associated with developing and implementing its own support functions in these areas.
As an independent, publicly traded company, the Company has become more susceptible to market fluctuations and other adverse events than it would have been were it still a part of MDU Resources. As part of MDU Resources, Knife River was able to enjoy certain benefits from MDU Resources’ operating diversity and available capital for investments. As an independent, publicly traded company, Knife River does not have similar operating diversity and does not have similar access to capital markets, which could have a material adverse effect on its financial position, results of operations and cash flows.

In connection with the Separation from MDU Resources, MDU Resources agreed to indemnify Knife River for certain liabilities and Knife River agreed to indemnify MDU Resources for certain liabilities. If Knife River is required to pay MDU Resources under these indemnities, Knife River’s financial results could be negatively impacted. The MDU Resources indemnity may not be sufficient to hold Knife River harmless from the full amount of liabilities for which MDU Resources will be allocated responsibility, and MDU Resources may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation agreement and certain other agreements with MDU Resources, MDU Resources agreed to indemnify Knife River for certain liabilities, and Knife River agreed to indemnify MDU Resources for certain liabilities, in each case for uncapped amounts. Indemnities that Knife River may be required to provide to MDU Resources are not subject to any cap, may be significant and could negatively impact Knife River’s business, particularly with respect to indemnities provided in the tax matters agreement.
Third parties could also seek to hold the Company responsible for any of the liabilities that MDU Resources has agreed to retain. Any amounts Knife River is required to pay pursuant to these indemnification obligations and other liabilities could require the Company to divert cash that would otherwise have been used in furtherance of its operating business. Further, the indemnity from MDU Resources may not be sufficient to protect Knife River against the full amount of such liabilities, and MDU Resources may not be able to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from MDU Resources any amounts for which it is held liable, it may be temporarily required to bear these losses itself. Each of these risks could have a material adverse effect on Knife River’s financial position, results of operations and cash flows.
Shareholder Risks
The trading market for Knife River common stock has existed only a short period following the Separation, and the market price and trading volume of its common stock may fluctuate significantly.
An active trading market for the Company’s common stock was only recently initiated following the Separation. The trading price of Knife River common stock has been and may continue to be volatile and the trading volume may fluctuate and cause significant price variations to occur. For many reasons, including the other risks identified in this section, the market price of the Company’s common stock may be more volatile than its market peers. These factors may result in short-term or long-term negative pressure on the value of the Company’s common stock. We cannot predict the prices at which the Company’s common stock may trade.
The market price of shares of Knife River common stock may fluctuate significantly due to a number of factors, some of which may be beyond the Company’s control, including: actual or anticipated fluctuations in Knife River’s operating results; declining operating revenues derived from Knife River’s core business; the operating and stock price performance of comparable companies; changes in the regulatory and legal environment in which the Company operates; market conditions in the construction materials and contracting services market; and the domestic and global economy as a whole.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about the Company’s business, Knife River’s stock price and trading volume could decline.
The trading market for Knife River common stock depends in part on the research and reports that securities or industry analysts publish about Knife River or its business. If one or more of the analysts downgrades the Company’s stock or publishes misleading or unfavorable research about its business, the Company’s stock price would likely decline. If one or more of the analysts ceases coverage of Knife River common stock or fails to publish reports on the Company regularly, demand for Knife River common stock could decrease, which could cause Knife River common stock price or trading volume to decline.
Stockholder percentage of ownership in Knife River may be diluted in the future.
Knife River stockholders’ percentage ownership in Knife River may be diluted because of equity awards that have been and will be granted to its directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Certain Knife River employees also have stock-based awards relating to shares of Knife River common stock after the Separation as a result of conversion of MDU Resources stock-based awards (in whole or in part) to Knife River stock-based awards.
In addition, Knife River’s amended and restated certificate of incorporation authorizes it to issue, without the approval of its stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Knife River common stock respecting dividends and distributions, as its board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Knife River common stock. Similarly, the repurchase or redemption rights or liquidation preferences the Company could assign to holders of preferred stock could affect the residual value of the common stock.
Knife River cannot guarantee the timing, declaration, amount or payment of dividends, if any, on its common stock.
The timing, declaration, amount and payment of any dividends are within the discretion of the Company’s board of directors, and will depend upon many factors, including its financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of the Company’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by the Company’s board of directors. Moreover, if Knife River determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.
The Company’s amended and restated bylaws designates the Court of Chancery of the State of Delaware or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Knife River’s stockholders, which could discourage lawsuits against the Company and its directors and officers.
The Company’s amended and restated bylaws provides that, unless the board of directors otherwise determines, the Court of Chancery of the State of Delaware or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Knife River, any action asserting a claim of breach of a fiduciary duty owed by any director or officer to Knife River or its stockholders, creditors or other constituents, any action asserting a claim against Knife River or any director or officer arising pursuant to any provision of the DGCL or the Company’s amended and restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against Knife River or any director or officer governed by the internal affairs doctrine.
In addition, the Company’s amended and restated bylaws further provide that, unless the board of directors otherwise determines, the federal district courts of the United States of America shall be the sole and exclusive forum for any action asserting a claim arising under the Securities Act. The exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce Knife River’s federal forum provision described above. Knife River’s stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.
This exclusive forum provision may limit the ability of Knife River’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Knife River or its directors or officers, which may discourage such lawsuits against the Company and its directors and officers, and such provision may also make it more expensive for Knife River’s stockholders to bring such claims.
Although the Company’s amended and restated bylaws include the exclusive forum provision described above, it is possible that a court could rule that this provision is inapplicable or unenforceable. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Knife River may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.
Provisions in the Company’s amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may prevent or delay an acquisition of Knife River, which could decrease the trading price of Knife River common stock.
The Company’s amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquiror and to encourage prospective acquirors to negotiate with the Company’s board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of the Company’s board of directors to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of Knife River’s outstanding common stock and Knife River.
The Company believes these provisions protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with its board of directors and by providing its board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Knife River immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Company’s board of directors determines is not in the best interests of Knife River and its stockholders. Accordingly, in the event that the Company’s board of directors determines that a potential business combination transaction is not in the best interests of Knife River and its stockholders but certain stockholders believe that such a transaction would be beneficial to Knife River and its stockholders, such stockholders may elect to sell their shares in Knife River and the trading price of Knife River common stock could decrease.
These and other provisions of the Company’s amended and restated certificate of incorporation, amended and restated bylaws and the DGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on its business, financial condition and results of operations. In addition, applicable state insurance laws and regulations could delay or impede a change of control of Knife River.
Furthermore, an acquisition or further issuance of Knife River’s stock could trigger the application of Section 355(e) of the Internal Revenue Code, causing the Separation to be taxable to MDU Resources. Under the tax matters agreement, and as described in more detail above, Knife River would be required to indemnify MDU Resources for the resulting taxes and related amount, and this indemnity obligation might discourage, delay or prevent a change of control that stockholders may consider favorable.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Overall Risk Management. The Company has implemented a cyber risk management program to help ensure that the Company's electronic information and information systems are protected from various threats and are built on and follow the Cybersecurity Maturity Model Certification for information security requirements and the protection of sensitive information. The cyber risk management program is maintained as part of the Company's overall governance, enterprise risk management program and compliance program. The Company's information systems experience ongoing and often sophisticated cyberattacks by a variety of sources with the apparent aim to breach the Company's cyber-defenses. The Company may face increased cyber risk due to the increased use of employee-owned devices and work from home arrangements. The Company also has cyber event related insurance. The Company is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure.

These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect the Company. The Company continually assesses risks from cybersecurity threats and adapts and enhances its controls accordingly.
Risks from Cybersecurity Threats. Although risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication.
Employee Cybersecurity Training. The Company provides ongoing cybersecurity training and compliance programs to facilitate education for employees who may have access to the Company's data and critical systems. Employee phishing tests are conducted on a monthly basis.
Engage Third-parties on Risk Management. Periodic external reviews, including penetration tests and security framework assessments, are conducted by auditors, external assessors, and/or consultants to assess and ensure compliance with the Company’s information security programs and practices. Internal and external auditors assess the Company’s information technology general controls on an annual basis.
Oversee Third-party Risk. The Company has a third-party management risk program to help monitor and reduce risks associated with the Company's vendors, which includes processes such as completing due diligence on third party service providers before engaging with them for their services; assessing the third party’s cybersecurity posture by reviewing audit reports of the third party, completing cyber questionnaires, and reviewing applicable certification; including cybersecurity contractual language in contracts to limit risk; and monitoring and reassessing third party’s to ensure ongoing compliance with their cybersecurity obligations.
Other Risk Factors. See the risk factor “Technology disruptions or cyberattacks could adversely impact operations” in the section entitled “Item 1A. Risk Factors - Operations, Growth and Competitive Risks.”
Governance
Board of Directors Oversight. The board, as a whole and through its committees, has responsibility for oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implement by management are adequate for identifying, assessing, and managing risk. The audit committee of the board of directors of the Company is responsible for oversight of risks from cybersecurity threats.
Management's Role Managing Risk. The vice president of support services plays a large role in informing the audit committee on cybersecurity risks. The audit committee receives presentations and reports from the vice president of support services on cybersecurity related issues which include information security, technology risks and risk mitigation programs regularly at the quarterly board meetings. In addition to scheduled meetings, the vice president of support services and audit committee maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.
Cybersecurity Incident Response. The Company has an incident response plan to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents that is also tested on an annual basis. The incident response plan is updated based on results of the test or as new cyber related developments occur. The incident response plan indicates the vice president of support services, executive leadership which includes the chief executive officer, chief financial officer, chief accounting officer, chief legal officer, corporate controller and the board of directors are to be notified of any material cybersecurity incidents through a defined escalation process. The defined escalation process is a risk-based process that specifies who is to be contacted and when at each risk level.
Monitor, Manage, and Safeguard Against Cybersecurity Incidents and Risks. The Company's vice president of support services, along with the supervisor of cybersecurity, a designated security team of professionals and third-party cybersecurity experts are responsible for assessing and managing risks as well as developing and implementing policies, procedures, and practices based on the range of threats faced by the Company. There are processes around access management, data security, encryption, asset management, secure system development, security operations, network and device security to provide safeguards from a cybersecurity incident along with continual monitoring of various threat intelligence feeds.
Cyber Risk Management Personnel. Through training and compliance programs, the concept that all employees are responsible for the data and critical systems they access is reinforced. The information technology department for the Company has the responsibility to implement cybersecurity controls under the overall guidance of the cybersecurity team. This cybersecurity team includes internal cybersecurity experts that have a combined 55 years of general information technology experience and 37 years of cyber specific related experience. The internal cyber team have obtained various degrees and certificates in network administration, security administration and information system management. The Company also partners with a third-party cybersecurity firm that assists the Company and many other clients in setting direction, implementing cybersecurity technology and supporting the Company’s security operations center. The information technology department is led by two directors, one with over 20 years experience in information technology leadership roles at Knife River and the other with 14 years of combined experience in information technology roles at MDU Resources and Knife River. The information technology department, including the cybersecurity team, reports to the vice president of support services, who has 17 years of information technology leadership and operational leadership experience with Knife River and over 30 years of total information technology experience. The vice president of support services reports to the chief executive officer.
Cyber Risk Oversight Committee. Additionally, the Company established CyROC to provide executive management and the audit committee with analyses, appraisals, recommendations, and pertinent information concerning cyber defense of the Company's electronic information, information technology and operation technology systems. The CyROC is responsible for guiding the Company's comprehensive cybersecurity policies. The CyROC is chaired by the Company's supervisor of cybersecurity and is comprised of members from financial and operations management, as well as technology leaders.
ITEM 2. PROPERTIES
Knife River currently maintains its principal executive office at 1150 W. Century Ave., Bismarck, North Dakota 58503. In addition to the principal office, Knife River maintains and operates physical locations in 14 states throughout the United States. Knife River’s operations include 180 active aggregate sites, 102 ready-mix plants, 56 asphalt plants, eight cement terminals, five liquid-asphalt terminal sites and six petroleum recovery collection points, as discussed in the section entitled “Item 1. Business.”
Aggregate sites and reserves
Knife River mines crushed stone and sand and gravel at its 180 active aggregate sites across its operating segments. The aggregates produced by Knife River are utilized in general construction and are a major component in the production of ready-mix concrete and asphalt.
Knife River’s aggregate sites contain both reserves and resources. Mineral reserves are defined as an estimate of tonnage that, in the opinion of the qualified person, can be economically mined or extracted, which includes diluting materials and allowances for losses that may occur throughout the process. Mineral reserves are classified into two categories as follows:
Proven — those reserves for which the quantity is computed from dimensions revealed by drill data, together with other direct and measurable observations, such as outcrops, trenches and quarry faces. The grade and quality of those reserves are computed from the results of detailed sampling, and the sampling and measurement data are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.
Probable — those reserves for which quantity, grade and quality are computed partly from specific measurements and partly from projections based on reasonable geologic evidence. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Reported proven and probable reserves include only quantities that are owned in fee or under lease and for which all appropriate zoning and permitting have been obtained or are expected to be obtained through permit, contract or grandfathered status.
Mineral resources are defined as a concentration or occurrence of material of economic interest in such form, grade or quality, and quantity that has a reasonable prospect to be economically extracted. Mineral resources are classified into three categories as follows:
Measured — based on conclusive geological evidence and sampling, meaning that evidence is sufficient to test and confirm geological and grade or quality continuity. After applying modifying factors, measured resources may be converted to either proven or probable reserves.
Indicated — based on adequate geological evidence and sampling, meaning that evidence is sufficient to establish geological and grade or quality continuity with reasonable certainty. After applying modifying factors, indicated resources may be converted to probable reserves.
Inferred — based on limited geological evidence and sampling, meaning that evidence is only sufficient to establish that geological and grade or quality continuity is more likely than not. Upon further studies, inferred resources may be converted to reserves.
Aggregate reserve and resource estimates are calculated based on the best available data. Supporting data includes, but is not limited to, drill holes, geologic testing and other subsurface investigations; and surface feature investigations, such as, mine high walls, aerial photography and topography. Using available data, a final topography map is created with computer software and is used to calculate the volume variance between existing and final topographies. Volumes are then converted to tons using appropriate conversion factors. Property setbacks and other regulatory restrictions and limitations are identified to determine the total area available for mining. Knife River also considers mine plans, economic viability and production history in the aggregate reserve and resource estimates. Knife River’s reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. The reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications.
Knife River’s reserves and resources are on properties that are permitted, or are expected to be permitted, for mining under current regulatory requirements. The data used to calculate reserve and resource estimates may require revisions in the future to account for changes in customer requirements, regulatory requirements and unknown geological occurrences.
Knife River classifies the applicable quantity of a particular deposit as a reserve or resource by reviewing and analyzing, independently, each geological formation, testing results and production processes, along with other modifying factors, to determine an expected yield of recoverable tonnage an area will produce. These results may have an effect on mine plans and the selection of processing equipment. The results are reviewed by the qualified person and presented to the management team.
Management assesses the risks associated with aggregate reserve and resource estimates. These estimates may be affected by variability in the properties of the material, limits of the accuracy of the geotechnical data and operational difficulties in extraction of the computed material. Additionally, management assesses the risks associated in obtaining and maintaining the various land use, mining and environmental permits necessary for the properties to operate as mines. Annual reviews of mining reserves are conducted by the qualified individual and include procedures such as ensuring financial assumptions related to life of mine expenses are based on the most accurate estimates available.

States of operation
Aggregate site (180 active sites)

 Knife River has reviewed its properties and has determined it does not have any individual sites that are material. The following tables set forth details applicable to Knife River’s aggregate production and aggregate sites as of December 31, 2023, by the various regions where the sites are located.

	Total Annual Aggregate Production
Production Area	Crushed Stone	Sand & Gravel
	(Tons in thousands)
Pacific	2,009	2,821
Northwest	5,473	3,771
Mountain	771	6,384
Central	3,089	3,821
Total	11,342	16,797

	Aggregate Sites
Production Area	Crushed Stone		Sand & Gravel
	Owned	Leased	Owned	Leased
Pacific	—	6	9	1
Northwest	11	12	14	12
Mountain	2	7	17	8
Central	9	2	52	24
Total	22	27	92	45

The following table sets forth details applicable to Knife River’s aggregate reserves as of December 31, 2023.

		Crushed Stone			Sand & Gravel
Production Area	Aggregate Sites	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves	Total Mineral Reserves
	(Tons in thousands)
Pacific	14	94,737	39,064	133,801	27,461	—	27,461	161,262
Northwest	47	356,912	4,660	361,572	101,230	36,872	138,102	499,674
Mountain	32	92,820	11,582	104,402	87,787	34,032	121,819	226,221
Central	87	104,638	22,108	126,746	82,633	6,392	89,025	215,771
Total	180	649,107	77,414	726,521	299,111	77,296	376,407	1,102,928
__________________
*The average selling price per ton for crushed stone and sand and gravel was $17.60 and $12.34, respectively, in 2023. The average selling price includes freight and delivery and other revenues.
**     The aggregates mined are of suitable grade and quality to be used as construction materials and no further grade or quality disclosure is applicable.
The following table sets forth details applicable to Knife River’s aggregate resources as of December 31, 2023.

		Sand & Gravel
Production Area	Aggregate Sites	Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Inferred Mineral Resources
	(Tons in thousands)
Pacific	2	14,673	—	14,673	54,660
Northwest	2	18,237	11,706	29,943	23,033
Mountain	2	11,500	3,029	14,529	—
Central	—	—	—	—	—
Total	6	44,410	14,735	59,145	77,693
__________________
*Pacific, Northwest and Mountain all have sites that include both reserves and resources, which are included in the aggregate sites for reserves.
Our mining properties are categorized as follows: (1) Production Stage – properties with reported proven or probable reserves where the Company is actively mining aggregates, (2) Development Stage – properties with reported proven or probable reserves where the Company is not actively mining aggregates, and (3) Exploration Stage – properties with no reported reserves.
Of Knife River’s 180 active properties, 138 are in a production stage and 42 are in a development stage. Additionally, the Company has six properties in the exploration stage. As of December 31, 2023, 1.0 billion tons of estimated proven and probable reserves are located on production stage properties and 95 million tons on developmental stage properties. The Company classifies aggregates located on exploration stage properties as resources. Knife River’s aggregate annual production in tons for all aggregate mining properties was 30.7 million, 32.2 million and 31.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The average selling price per ton for crushed stone and sand and gravel was $17.60 and $12.34, respectively, in 2023. Actual pricing varies by location and market. The price for each commodity was calculated by dividing 2023 revenues by tons sold. The average pricing is based on salable product, or materials that are ready for sale. Knife River believes the current sales price is reasonable and justifiable to estimate the aggregates’ current fair value, while the Consolidated Balance Sheets reflect the historical costs.
Knife River conducts its mining operations across 114 owned properties, of which 109 are active sites, and another 72 leased properties, of which 71 are active sites. Its reserves are comprised of 506 million tons on properties that are owned and 596 million tons that are leased. The remaining reserve life in years was calculated by dividing remaining reserves by the three-year average production from 2021 through 2023. Knife River estimates the useful life of its owned reserves are approximately 28 years based on the most recent three-year production average. Approximately 36 percent of the reserves under lease have lease expiration dates of more than 20 years and the weighted average years remaining on all leases containing estimated proven aggregate reserves is approximately 19 years, including options for renewal that are at Knife River’s discretion. The average time necessary to produce remaining aggregate reserves from its leased sites is approximately 47 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life assumes, based on Knife River’s experience, that leases will be renewed to allow sufficient time to fully recover these reserves. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.
Internal Controls Over Aggregate Reserves
Reserve and resource estimates are based on the analyses of available data by qualified internal mining engineers, operating personnel and third-party geologists. Senior management reviews and approves reserve and resource quantity estimates and reserve classifications, including the major assumptions used in determining the estimates, such as life, pricing, cost and volume, among other things, to ensure they are materially accurate. For aggregate reserve and resource additions, management, which includes the qualified person, performs its due diligence and reviews the study of technical, economic and operating factors, as well as applicable supplemental information, including a summary of the site’s geotechnical report. Knife River maintains a database of all aggregate reserves, which is reconciled at least annually and reviewed and approved by the qualified person.
The evaluation, classification and estimation of reserves has inherent risks, including changing geotechnical, market and permitting conditions. The qualified person and management work together to assess these risks regularly and amend the reserve and resource assessments as new information becomes available.
ITEM 3. LEGAL PROCEEDINGS
SEC regulations require Knife River to disclose certain information about proceedings arising under federal, state or local environmental provisions if Knife River reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, Knife River has adopted a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
For information regarding legal proceedings required by this item, see Item 8 - Note 18, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-K, which is incorporated herein by reference.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is listed on the New York Stock Exchange under the ticker symbol "KNF,” which began “regular-way” trading on June 1, 2023, immediately following the Separation. As of December 31, 2023, the Company's common stock was held by approximately 8,485 stockholders of record.
The Company has not paid cash dividends on its common stock and does not anticipate declaring or paying dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of the board of directors and will depend on then-existing conditions, including financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors the board of directors considers relevant.
ITEM 6.
Reserved
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report. Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the financial data included in the following discussion. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. This discussion contains forward-looking statements about the Company’s business, operations and industry that involve risks and uncertainties, such as statements regarding management’s plans, objectives, expectations and intentions. Future results and financial condition may differ materially from those currently anticipated as a result of the factors described under the sections entitled “Forward-Looking Statements” and “Item 1A. Risk Factors.”
Overview
Knife River is a people-first construction materials and contracting services company. The Company provides construction materials and contracting services to build safe roads, bridges and airport runways, and other critical infrastructure needs, that connect people with where they want to go and with the supplies they need. Knife River also champions a positive workplace culture by focusing on safety, training, inclusion, compensation and work-life balance.
Knife River is one of the leading providers of crushed stone and sand and gravel in the United States and operates through six operating segments across 14 states: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine the Company's reportable segments and are based on the Company's method of internal reporting and management of the business, as discussed in Item 8 - Note 15. The Company's reportable segments are: Pacific, Northwest, Mountain, Central and Energy Services. The geographic segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete construction, site development and grading. The Energy Services segment produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction.
As an aggregates-led construction materials and contracting services provider in the United States, the Company's 1.1 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy, with approximately 37 percent of its aggregates in 2023 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, laydown, asphalt paving, concrete construction, site development and grading services, bridges, and in some segments the manufacturing of prestressed concrete products). Its aggregate sites and associated asphalt and ready-mix plants are primarily in strategic locations near mid-sized, high-growth markets, providing Knife River with a transportation advantage for its materials that supports competitive pricing and increased margins. Knife River provides its products and services to both public and private markets, with public markets tending to be more stable across economic cycles, which helps offset the cyclical nature of the private markets.
The Company provides various products and services and operates a variety of facility types, including aggregate quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities. The Company operates in the following states:
•Pacific: Alaska, California and Hawaii
•Northwest: Oregon and Washington
•Mountain: Idaho, Montana and Wyoming
•Central: Iowa, Minnesota, North Dakota, South Dakota and Texas
•Energy Services: California, Iowa, Nebraska, South Dakota, Texas and Wyoming
The following table presents a summary of products and services provided, as well as modes of transporting those products:

	Products and Services							Modes of Transportation
	Aggregates	Asphalt	Ready- Mix Concrete	Construction Services	Precast/ Prestressed Concrete	Liquid Asphalt	Cement	Heavy Equipment	Trucking	Rail	Barge
Pacific	X	X	X	X	X		X	X	X	X	X
Northwest	X	X	X	X	X			X	X	X	X
Mountain	X	X	X	X				X	X
Central	X	X	X	X	X			X	X	X
Energy Services						X			X	X
Basis of Presentation
On May 31, 2023, the Company became a stand-alone publicly traded company. Prior to the Separation, Knife River operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. The accompanying audited consolidated financial statements and footnotes for the periods prior to the Separation were prepared on a “carve-out” basis using a legal entity approach in conformity with GAAP and were derived from the audited consolidated financial statements of MDU Resources as if the Company operated on a stand-alone basis during these periods. For additional information related to the basis of presentation, see Item 8 - Note 1.
Prior to the Separation, Knife River participated in Centennial’s centralized cash management program, including its overall financing arrangements. Knife River also had related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheet as of December 31, 2022. Interest expense in the Consolidated Statements of Operations, for the periods prior to the Separation, reflects the allocation of interest on the borrowings associated with the related-party note agreements. Upon the completion of the Separation, Knife River implemented its own financing agreements with lenders. For additional information on the Company's current debt financing, see Item 8 - Note 8.
All intercompany balances and transactions between the businesses comprising Knife River have been eliminated in the accompanying audited consolidated financial statements.

In the fourth quarter of 2023, the Company completed a reorganization of its reporting structure, which resulted in changes being made to the management of its business to best align with its strategies. As a result of the reorganization, the liquid asphalt and related services portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. All periods have been recast to conform with the revised presentation.
Market Conditions and Outlook
Knife River’s markets remain resilient and construction activity remains generally strong despite general and economic challenges in the United States, such as higher interest rates, inflation, transportation disruptions and supply-chain constraints. With approximately 77 percent of its contracting services revenue from public-sector projects, the Company has been able to balance the cyclical nature of its private-sector customers. While Knife River continued to experience inflationary pressures in the past year, price increases have generally outpaced the increased costs. For more information on factors that may negatively impact Knife River's business, see the section entitled "Item 1A. Risk Factors."
Backlog. Knife River’s contracting services backlog was as follows as of December 31:

	2023	2022	2021
	(In millions)
Pacific	$51.2	$72.2	$66.3
Northwest	196.2	210.7	108.0
Mountain	256.7	313.5	208.5
Central	158.1	222.5	228.3
Total	$662.2	$818.9	$611.1
Although backlog as of December 31, 2023, is lower than the prior period, expected margins are greater as the Company continues to implement EDGE and pursue higher-margin work. Of the $662.2 million of backlog at December 31, 2023, the Company expects to complete an estimated $610.8 million during 2024. Approximately 84 percent of the Company's backlog as of December 31, 2023, relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Further, there continues to be infrastructure development, as discussed later, which is expected to provide bidding opportunities in the Company’s markets throughout 2024. Period-over-period increases or decreases in backlog are not indicative of future revenues, margins, net income or EBITDA. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials or continued increases to pricing, among other things, could result in customers seeking to delay or terminate existing or pending agreements and could reduce expected margins. See the section entitled “Item 1A. Risk Factors” for a list of factors that can cause revenues to be realized in periods and at levels that are different from originally projected.
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
Profitability. Knife River’s management continually monitors its margins and has been proactive in applying strategies to address the inflationary impacts seen across the United States. In 2023, the Company began implementing EDGE to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth. As part of this strategy, Knife River has increased its product pricing over the past year and is targeting higher-margin bidding opportunities. Knife River also provided company-wide training on its pricing initiatives in the fourth quarter of 2023. In addition, the Company established dedicated teams that assist with implementing cost-savings initiatives and production modifications to further enhance its gross margin.
Knife River operates in geographically diverse and competitive markets, and strives to maximize efficiencies, including transportation costs and economies of scale, to maintain strong margins. Its margins can experience negative pressure from competition, as well as impacts from the volatility in the cost of raw materials, such as diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel, with fuel, liquid asphalt and cement costs often having the most significant impact on results. Many of these raw materials are subject to factors that are beyond the control of the Company, including global economic and political events and new and changing governmental regulations. The Energy Services segment is susceptible to volatility in liquid asphalt costs, which can impact both cost of sales and revenues, for which the Company cannot reliably predict future pricing. Such volatility and inflationary pressures may have an impact on the Company’s margins, including fixed-price contracting services contracts that are particularly vulnerable to the volatility of energy and material prices. The Company mitigates its exposure to these fluctuations by entering into various purchase commitments, as well as by generally including terms in its contracting services agreements that provide for price adjustments related to variations in raw materials costs.
Knife River's operations can also be significantly impacted by both favorable and unfavorable weather conditions. Unseasonably wet and/or cold weather in the states where it operates can delay the start or cause an early end to the construction season or cause temporary delays on specific projects, while unseasonably dry or warm weather in the states where it operates can allow for a lengthened construction season or allow for early completions on specific projects. Either of these conditions can impact both its construction materials sales and contracting services revenues. In 2023, the Company experienced a longer construction season in the fourth quarter due to mild weather conditions across the western and northern United States. Other variables that can impact Knife River’s margins include the timing of project starts or completions, and declines or delays in new and existing projects due to the cyclical nature of the construction industry. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
Workforce. As a people-first company, Knife River continually takes steps to address the challenge of recruitment and retention of employees. Knife River continues to monitor the labor markets and assess additional opportunities to enhance and support its workforce.
To help attract new workers to the construction industry and enhance the skills and safety performance of its current employees, Knife River owns and operates a state-of-the-art training facility. The Knife River Training Center offers hands-on training for construction-related careers, including heavy-equipment operators and truck drivers, in addition to safety and leadership training. One of the most popular courses is CDL training, which is helping to address some of the recent labor shortages and trends. The following table summarizes some of the classes taught at the Knife River Training Center.

As of December 31,	2023	2022
CDL Training Course:
Classes	10	12
Students	69	85
Earned CDL	100%	96%
Heavy Equipment Training Courses:
Classes	39	10
Students	211	227
Leadership Courses:
Classes	11	8
Students	104	76
_________________
*Heavy equipment includes, but is not limited to, articulated truck, track type tractor, bulldozer, hydraulic excavator, snowcat, backhoe loader, off highway truck, motor grader, roller, wheel loader and skid steer loader.

Consolidated Overview
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
Gross profit includes revenue less cost of revenue, as defined above, and is the difference between revenue and the cost of making a product or providing a service, before deducting selling, general and administrative expenses, income taxes, interest expense and other expenses.
Selling, general and administrative expenses include the costs for estimating, bidding and business development, as well as costs related to corporate and administrative functions. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. Other general and administrative expenses include outside services; information technology; depreciation and amortization; training, travel and entertainment; office supplies; allowance for expected credit losses; gains or losses on the sale of assets; and other miscellaneous expenses.
Other income (expense) includes net periodic benefit costs for the Company’s benefit plan expenses, other than service costs; interest income; realized and unrealized gains and losses on investments for the Company’s nonqualified benefit plans; earnings or losses on joint venture arrangements; and other miscellaneous income or expenses, including income and expenses related to the transition services agreement with MDU Resources.
Income tax expense consists of corporate income taxes related to the net income of the Company. Income taxes are presented at the corporate services level and not at the individual segments. The effective tax rate can be affected by many factors, including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations and changes to the Company's overall levels of income before income tax.
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

Comparison for the Years Ended December 31, 2023, 2022 and 2021.

Years ended December 31,	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change
	(In millions)
Revenue	$2,830.3	$2,534.7	$2,228.9	12%	14%
Cost of revenue	2,291.4	2,173.8	1,881.9	5%	16%
Gross profit	538.9	360.9	347.0	49%	4%
Selling, general and administrative expenses	242.5	166.6	155.9	46%	7%
Operating income	296.4	194.3	191.1	53%	2%
Interest expense	58.1	30.1	19.2	93%	57%
Other (expense) income	7.0	(5.4)	1.3	230%	(515)%
Income before income taxes	245.3	158.8	173.2	54%	(8)%
Income taxes	62.4	42.6	43.4	46%	(2)%
Net income	$182.9	$116.2	$129.8	57%	(10)%
EBITDA*	$422.0	$306.7	$293.4	38%	5%
Adjusted EBITDA*	$432.4	$313.4	$294.7	38%	6%
__________________
*EBITDA and Adjusted EBITDA are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled “Non-GAAP Financial Measures.”

The following tables summarize operating results for the Company for the years ended December 31, 2023, 2022 and 2021.

	Revenues			Gross profit			Gross margin
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(In millions)
Pacific	$462.2	$418.1	$396.8	$77.4	$54.5	$63.4	16.8%	13.0%	16.0%
Northwest	666.1	600.2	478.0	133.4	106.4	87.5	20.0%	17.7%	18.3%
Mountain	634.0	542.0	479.6	109.1	77.5	71.2	17.2%	14.3%	14.8%
Central	825.0	779.8	720.9	134.8	90.5	90.0	16.3%	11.6%	12.5%
Energy Services	292.3	238.4	192.8	83.1	31.4	34.9	28.4%	13.2%	18.1%
Segment totals	2,879.6	2,578.5	2,268.1	537.8	360.3	347.0	18.7%	14.0%	15.3%
Corporate Services and Eliminations	(49.3)	(43.8)	(39.2)	1.1	.6	—	(2.2)%	(1.5)%	.1%
Total	$2,830.3	$2,534.7	$2,228.9	$538.9	$360.9	$347.0	19.0%	14.2%	15.6%

	Revenues			EBITDA*			EBITDA margin*
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(In millions)
Pacific	$462.2	$418.1	$396.8	$56.2	$44.0	$57.9	12.2%	10.5%	14.6%
Northwest	666.1	600.2	478.0	121.1	103.9	80.6	18.2%	17.3%	16.9%
Mountain	634.0	542.0	479.6	103.2	72.6	65.0	16.3%	13.4%	13.6%
Central	825.0	779.8	720.9	116.6	86.6	81.5	14.1%	11.1%	11.3%
Energy Services	292.3	238.4	192.8	78.1	28.3	31.5	26.7%	11.9%	16.4%
Segment totals	2,879.6	2,578.5	2,268.1	475.2	335.4	316.5	16.5%	13.0%	14.0%
Corporate Services and Eliminations	(49.3)	(43.8)	(39.2)	(53.2)	(28.7)	(23.1)	108.0%	65.4%	59.2%
Total	$2,830.3	$2,534.7	$2,228.9	$422.0	$306.7	$293.4	14.9%	12.1%	13.2%
__________________
*EBITDA and EBITDA Margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled “Non-GAAP Financial Measures.”

	Revenues			Gross profit			Gross margin
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(In millions)
Aggregates	$547.9	$496.6	$444.0	$109.7	$69.5	$60.5	20.0%	14.0%	13.6%
Ready-mix concrete	653.9	609.5	584.4	101.2	85.9	81.5	15.5%	14.1%	13.9%
Asphalt	452.4	427.5	339.8	61.5	41.7	40.4	13.6%	9.8%	11.9%
Liquid asphalt	253.2	207.5	166.1	69.7	25.4	24.5	27.5%	12.2%	14.7%
Other*	249.0	199.8	178.2	47.9	38.3	39.5	19.2%	19.2%	22.2%
Contracting services	1,307.3	1,187.7	1,017.5	148.9	100.1	100.6	11.4%	8.4%	9.9%
Internal sales	(633.4)	(593.9)	(501.1)	—	—	—	—%	—%	—%
Total	$2,830.3	$2,534.7	$2,228.9	$538.9	$360.9	$347.0	19.0%	14.2%	15.6%
__________________
*Other includes cement, merchandise, fabric, spreading and other products and services that individually are not considered to be a major line of business for the segment.

	2023	2022	2021
Sales (thousands):
Aggregates (tons)	33,637	33,994	33,518
Ready-mix concrete (cubic yards)	3,837	4,015	4,267
Asphalt (tons)	6,760	7,254	7,101
Average selling price:
Aggregates (per ton)*	$16.29	$14.61	$13.25
Ready-mix concrete (per cubic yard)	$170.42	$151.80	$136.94
Asphalt (per ton)	$66.92	$58.93	$47.86
__________________
*The average selling price includes freight and delivery and other revenues.

2023 Compared to 2022
Revenue
Revenue improved $295.6 million as increased pricing added $217.3 million in revenue across all regions and product lines, supported by demand, increased market pricing and EDGE-related pricing initiatives. The Company also saw increased contracting services revenue in most regions, especially in the Mountain and Northwest regions that benefited from strong demand and more available work. Higher liquid asphalt sales volumes also contributed to the increased revenue. Partially offsetting these increases were decreased asphalt, ready-mix concrete and aggregate sales volumes of $69.2 million, primarily attributable to the absence in 2023 of certain impact projects, lower internal sales volumes resulting from the strategy to target improved bid margins, project timing and the sale of non-strategic assets in southeast Texas in December 2022.
Gross Profit and Gross Margin
Gross profit improved $178.0 million while gross margin improved 480 basis points. Higher sales prices outpacing costs across its materials product lines contributed $126.0 million in gross profit, which was largely the result of increased market pricing and EDGE-related initiatives, including operating efficiencies and pricing optimization. Higher contracting services margins contributed $48.9 million to gross profit, primarily related to improved bid margins, certain impact projects and job productivity gains. Additionally, liquid asphalt margins benefited from cost improvements and higher sales volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $75.9 million. As a result of the Separation, the Company experienced increased recurring costs, including payroll-related costs of $12.3 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; insurance costs of $2.8 million; and professional services of $2.6 million, which were offset in part by a reduction in general corporate expenses from MDU Resources of $7.6 million, as discussed in Item 8 - Note 1. Also, as part of the Separation, the Company incurred one-time costs of $10.0 million primarily related to professional services, insurance costs and the transition services agreement with MDU Resources. Further contributing to the higher selling, general and administrative costs were increased payroll-related costs of $27.7 million, due in part to higher incentive accruals across the segments based on the Company’s performance; non-cash asset impairments of $5.8 million on aggregate sites discussed in Item 8 - Note 2; absence of a gain of $6.7 million recognized in 2022 on the sale of non-strategic assets in southeast Texas; higher office expenses of $2.6 million; increased expected credit losses of $1.5 million directly associated with an increase in receivable balances over 90 days and the absence of bad debt recoveries in 2022; and higher information technology and other costs.
Interest Expense
Interest expense increased $28.0 million due primarily to higher average interest rates. Interest rates were higher as a result of the Company settling related-party notes payable as part of the Separation and entering into new debt agreements with higher interest rates, which resulted in additional interest expense in the period of $29.5 million. Partially offsetting the increase was lower average debt balances. For additional information, see Item 8 - Notes 8 and 19.
Other Income (Expense)
Other income (expense) increased $12.4 million, due in part to improved returns on the Company’s nonqualified benefit plan investments of $5.5 million; increased interest income of $5.2 million on higher cash balances and on the cash held in escrow for the $425.0 million of senior notes issued prior to the completion of the Separation; and income resulting from the transition services agreement with MDU Resources, as discussed in Item 8 - Note 19.
Income Tax Expense
Income tax expense increased $19.8 million corresponding with higher income before income taxes.

2022 Compared to 2021
Revenue
Revenue increased $305.8 million, largely driven by increased revenues across all product lines as the business benefited from higher average selling prices of nearly $250 million, largely in response to inflationary pressures. Aggregate sales volumes provided an additional $10.2 million, due mainly to recent acquisitions contributing 2.2 million tons, offset in part by lower volumes in certain segments. Asphalt sales volumes increased $7.2 million from higher demand in Minnesota and North Dakota, along with the Mountain and Pacific segments, partially offset by lower volumes in Texas due to less available paving work. Contracting revenues increased $170.2 million across most segments as a result of more available agency and commercial work, recent acquisitions in the Northwest segment contributing $27.9 million, more available paving work in the Mountain segment along with Minnesota and North Dakota and higher contract values in all segments as a result of inflationary pressures.
The business was impacted by lower ready-mix concrete sales volumes of $38.5 million across all segments, resulting from lower residential demand and fewer impact projects. The business also saw decreased volumes for other products, largely related to decreased demand for liquid asphalt.
Gross Profit and Gross Margin
Gross profit increased by $13.9 million and gross margin decreased 140 basis points. The increase in gross profit was primarily as a result of increased average selling prices to offset higher costs, largely due to inflationary pressures. The decrease in gross margin was primarily attributable to decreases for asphalt, other products and contracting services due to higher costs discussed later, including higher liquid asphalt, labor and fuel costs. Partially offsetting these decreases were increased gross margins on aggregates and ready-mix concrete as a result of higher average selling prices, as previously discussed, driven by higher operating costs across the segments, mostly the result of inflationary pressures. All lines of business were impacted by the higher costs, which include higher liquid asphalt costs of $59.3 million; higher labor costs of $32.0 million; higher fuel costs of $42.6 million; and higher cement costs of $20.7 million. In addition, contributions from recent acquisitions of $12.9 million had a positive impact on gross margin for the aggregates and contracting services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10.7 million, largely resulting from higher payroll-related costs of $11.6 million, partially resulting from inflationary pressures; higher travel expenses of $2.3 million; higher office expenses of $1.7 million; higher professional fees of $1.7 million, partially due to increased legal and audit fees; decreased recovery of bad debt of $1.4 million; and increased safety and training costs. These increases were offset in part by higher net gains on asset sales of $7.5 million.
Interest Expense
Interest expense increased $10.9 million related to higher debt balances to fund recent acquisitions and higher working capital needs, along with higher average interest rates.
Other Income (Expense)
Other income (expense) decreased $6.7 million, primarily resulting from lower returns on the Company's nonqualified benefit plan investments.
Income Tax Expense
Income tax expense decreased $800,000 as a result of lower income before income taxes.

Business Segment Financial and Operating Data
A discussion of key financial data from Knife River’s business segments follows. Knife River provides segment level information by revenue, gross profit, gross margin, EBITDA and EBITDA margin as these are measures of profitability used by management to assess operating results. EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measure, see the section entitled “—Non-GAAP Financial Measures.”
In the fourth quarter of 2023, the Company completed a reorganization of its reporting structure, which has resulted in changes being made to the management of its business to best align with its strategies. Based on how the chief operating decision maker manages the Company, the reportable segments are: Pacific, Northwest, Mountain, Central and Energy Services. The Company also has the Corporate Services segment. The Corporate Services segment provides accounting, legal, treasury, information technology, human resources and certain corporate expenses that support its operating segments. As a result of the reorganization, the liquid asphalt and related services portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. All periods have been recast to conform with the revised presentation.

Results of Operations – Pacific
Years ended December 31,	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change
	(In millions)
Revenue	$462.2	$418.1	$396.8	11%	5%
Gross profit	$77.4	$54.5	$63.4	42%	(14)%
Gross margin	16.8%	13.0%	16.0%
EBITDA	$56.2	$44.0	$57.9	28%	(24)%
EBITDA margin	12.2%	10.5%	14.6%

	2023	2022	2021
	(In millions)
Revenues:
Aggregates	$104.8	$92.3	$89.9
Ready-mix concrete	142.3	127.5	123.9
Asphalt	32.2	35.7	26.3
Other*	142.7	114.2	104.8
Contracting services	126.3	129.5	127.7
Internal sales	(86.1)	(81.1)	(75.8)
	$462.2	$418.1	$396.8
__________________
*Other includes cement, precast/prestressed concrete, merchandise, and other products that individually are not considered to be a major line of business for the segment.
2023 Compared to 2022
Revenue
Revenue improved $44.1 million, across most product lines and was higher as a result of increased prices to cover rising costs and from the early stages of EDGE-related pricing implementation, as well as increased sales of higher priced products, adding $32.0 million. The segment saw strong cement product sales volumes to third-party customers in Alaska and strong aggregate sales volumes of $6.0 million, primarily from increased demand in Hawaii as the local economy continues to regain momentum for public and private work. Ready-mix concrete sales volumes increased in northern California as a result of an acquisition in December 2022, which were offset in part by lower sales volumes in Alaska due to fewer projects over the prior year. Partially offsetting the increased revenues was the absence in 2023 of an impact project in California of $11.2 million, which affected both contracting services workloads and asphalt volumes. Northern California experienced mild weather in the fourth quarter which also contributed to a strong finish to the year.
Gross Profit and Gross Margin
Gross profit improved $22.9 million while gross margin improved 380 basis points, largely the result of increased pricing outpacing costs and strong demand, as previously discussed. The segment also experienced lower fuel and asphalt oil costs. Partially offsetting the increase was lower contracting services margins reducing gross profit by $1.9 million as a result of cost overruns on a project in California.
EBITDA and EBITDA Margin
EBITDA improved $12.2 million and EBITDA margin improved 170 basis points. These improvements are the direct result of the previously discussed gross profit, offset in part by higher selling, general and administrative expenses of $11.6 million. The increased selling, general and administrative expenses includes higher payroll-related costs of $5.9 million, due in part to higher incentive accruals based on the Company’s performance; a non-cash asset impairment of $2.2 million on a leased aggregate site, as discussed in Item 8 - Note 2; higher rent expense of $700,000; increased building repairs of $500,000; and other miscellaneous expenses.
2022 Compared to 2021
Revenue
Revenue improved $21.3 million, largely from higher average selling prices for ready-mix concrete, asphalt, aggregates and cement, largely in response to inflationary pressures, contributing approximately $23.2 million. Revenues were also positively impacted from increased asphalt volumes of 9.4 percent, primarily related to a large project in Northern California. Contracting services revenues were up 1.5 percent, which provided an additional $1.9 million during the period, largely in the northern California market from a large project and increases in contract pricing, due in part to inflationary pressures. Partially offsetting these increases were decreased aggregate sales volumes of $3.4 million related to decreased demand in northern California and decreased ready-mix concrete sales volumes of $3.0 million related to decreased demand in Alaska and Hawaii.
Gross Profit and Gross Margin
Gross profit decreased $8.9 million and gross margin decreased 300 basis points. Margins decreased across most product lines and contracting services as a result of a downturn in the Hawaiian economy, a lack of large rock projects and less residential work in California. In addition, the segment experienced higher costs of $30.2 million, largely the result of inflationary pressures, including fuel, labor, material and production costs.
EBITDA and EBITDA Margin
EBITDA decreased $13.9 million and EBITDA margin decreased 410 basis points. These decreases were the result of the previously discussed lower gross profit, as well as higher selling, general and administrative costs of $5.8 million, including payroll-related costs of $3.4 million, legal costs of $1.7 million and lower bad debt recovery of $900,000.

Results of Operations – Northwest
Years ended December 31,	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change
	(In millions)
Revenue	$666.1	$600.2	$478.0	11%	26%
Gross profit	$133.4	$106.4	$87.5	25%	22%
Gross margin	20.0%	17.7%	18.3%
EBITDA	$121.1	$103.9	$80.6	17%	29%
EBITDA margin	18.2%	17.3%	16.9%

	2023	2022	2021
		(In millions)
Revenues:
Aggregates	$189.9	$171.6	$135.2
Ready-mix concrete	163.4	158.0	152.1
Asphalt	103.3	97.3	78.9
Other*	15.8	14.8	12.8
Contracting services	300.4	262.7	187.1
Internal sales	(106.7)	(104.2)	(88.1)
	$666.1	$600.2	$478.0
__________________
*Other includes merchandise, transportation services and other products that individually are not considered to be a major line of business for the segment.
2023 Compared to 2022
Revenue
Revenue improved $65.9 million, largely the result of EDGE-related pricing initiatives on all product lines, which together contributed $52.0 million. In addition, higher demand for contracting services work related to Agency and railroad projects, as well as prestress data center and other projects, accounted for an increase in revenues of $37.7 million. Partially offsetting the increases were lower sales volumes across all product lines of $22.2 million, due in large part to the timing of impact projects in 2023 and decreased demand for asphalt paving and residential work.
Gross Profit and Gross Margin
Gross profit improved $27.0 million and gross margin improved 230 basis points resulting from higher sales prices outpacing costs across all product lines by $26.1 million, largely resulting from EDGE-related pricing initiatives and product mix, which was offset in part by lower volumes across all product lines, as previously discussed. Contracting services gross profit improved $8.0 million, largely due to the strong backlog of work established and the reduction of job losses as compared to the prior year, which were offset in part by startup costs related to the new prestress facility. In addition, lower fuel, asphalt oil and equipment costs had a positive impact on gross profit.
EBITDA and EBITDA Margin
EBITDA improved $17.2 million while EBITDA margin improved 90 basis points. The improvements are the result of increased gross profit, as previously discussed, offset in part by higher selling, general and administrative expenses which includes $3.9 million of higher payroll-related costs largely related to higher wages and performance-based incentives; a non-cash asset impairment of $3.6 million on an aggregate site, as discussed in Item 8 - Note 2; and $3.0 million lower asset sale gains.

2022 Compared to 2021
Revenue
Revenue increased $122.2 million, largely related to higher contracting services revenues as a result of higher demand for airport, Agency, commercial and data center projects and inflationary pressures driving up contract values, as well as the benefit from recent acquisitions of $29.0 million. Higher sales prices on all product lines, largely in response to inflationary pressures, also contributed $48.0 million. Aggregate volumes increased 18 percent during the period, largely from recent acquisitions contributing 2.2 million tons. Partially offsetting the increases were decreased ready-mix concrete volumes of $15.0 million or 9 percent, largely related to decreased demand and the absence of a large project.
Gross Profit and Gross Margin
Gross profit increased $18.9 million, primarily as a result of increased sales prices to offset higher costs, largely due to inflationary pressures including costs for energy-related products, raw materials, labor and equipment, while gross margin decreased 60 basis points. The decrease in gross margin was primarily attributable to 36.6 percent lower realized margins on asphalt due to higher raw materials and energy-related costs from inflationary pressures and 10.3 percent lower contracting services margin due to higher equipment costs and lower margin carry-over work from recent acquisitions. Partially offsetting these decreases were increased gross margins for aggregates of 14.4 percent and ready-mix concrete of 11.9 percent as higher average selling prices offset the increased costs as a result of the previously mentioned inflationary pressures.
EBITDA and EBITDA Margin
EBITDA increased $23.3 million and EBITDA margin increased 40 basis points. The increase in EBITDA was the direct result of increased gross profit previously discussed and the offset of higher depreciation expense of $11.2 million included in gross profit. Partially offsetting this increase was higher selling, general and administrative expenses of $6.7 million resulting from increased acquisition-related costs, higher bad debt expense and higher labor-related costs, partially the result of inflationary pressures.

Results of Operations – Mountain
Years ended December 31,	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change
	(In millions)
Revenue	$634.0	$542.0	$479.6	17%	13%
Gross profit	$109.1	$77.5	$71.2	41%	9%
Gross margin	17.2%	14.3%	14.8%
EBITDA	$103.2	$72.6	$65.0	42%	12%
EBITDA margin	16.3%	13.4%	13.6%

	2023	2022	2021
		(In millions)
Revenues:
Aggregates	$100.5	$83.3	$72.6
Ready-mix concrete	120.5	106.7	100.4
Asphalt	112.9	93.3	69.3
Other*	—	—	.1
Contracting services	433.0	368.7	323.7
Internal sales	(132.9)	(110.0)	(86.5)
	$634.0	$542.0	$479.6
__________________
*Other includes products that individually are not considered to be a major line of business for the segment.
2023 Compared to 2022
Revenue
Revenue improved $92.0 million, 70 percent of which was derived from contracting services from strong demand for Agency, airport and commercial work throughout the region. Pricing momentum across all product lines and throughout the region contributed $40.3 million. The increased pricing was in response to rising costs, demand and growing markets, as well as the early stages of EDGE-related pricing implementation. Aggregate volumes increased in the majority of locations with Wyoming recognizing an increase due to a number of wind energy projects throughout the state and certain areas of Montana saw higher volumes due to four airport projects. Wyoming also experienced wetter weather conditions in 2023 which negatively impacted both ready-mix concrete and asphalt sales volumes, partially contributing to a $7.3 million decrease to revenue.
Gross Profit and Gross Margin
Gross profit improved $31.6 million and gross margin improved 290 basis points. The improvement was the result of higher contracting services revenues and margins contributing profit of $19.7 million due to strong markets for Agency, airport and commercial work, as well as cost savings and job efficiencies. Higher sales prices outpaced costs across all product lines by $11.9 million. In addition, lower fuel and equipment costs had a positive impact on gross profit.
EBITDA and EBITDA Margin
EBITDA improved $30.6 million and EBITDA margin improved 290 basis points which was a result of the increased gross profit previously discussed, along with higher gains on asset sales, offset by higher selling, general and administrative expenses, as a result of higher payroll-related costs of $2.4 million, including increased incentive accruals based on the Company’s performance.
2022 Compared to 2021
Revenue
Revenue increased $62.4 million, primarily the result of higher contracting services revenues and higher sales prices across all product lines, largely in response to inflationary pressures, of $41.7 million. Contracting services benefited from higher demand across all markets throughout the region and higher contract pricing in response to inflationary pressures. Asphalt sales volumes increased $4.7 million or 5.4 percent mainly due to stronger demand for paving work in Montana and Wyoming, and aggregate sales volumes increased $2.0 million or 2.4 percent resulting from stronger demand in certain states. Partially offsetting these increases were decreased ready-mix concrete sales volumes of $7.4 million as a result of increased competition.

Gross Profit and Gross Margin
Gross profit increased $6.3 million, primarily as a result of increased sales prices to offset higher costs, largely due to inflationary pressures including costs for energy-related products, raw materials, labor and equipment, while gross margin decreased 50 basis points. The decrease in gross margin was largely attributable to a 14.7 percent decrease in gross margin for contracting services due to increased materials costs and other inflationary pressures, as previously discussed. All other lines of business for this segment saw an increase in gross margin ranging from 4.0 percent to 10.0 percent, which was primarily due to increased selling prices, as previously mentioned.
EBITDA and EBITDA Margin
EBITDA increased $7.6 million and EBITDA margin decreased 20 basis points. The increase in EBITDA was directly related to the increase in gross profit, as previously mentioned. The decrease in EBITDA margin was largely the result of the decrease in gross margin previously discussed, as well as higher labor costs in selling, general and administrative expenses. The absence of a gain of $1.3 million on a property sale in Montana during 2021 also negatively impacted both EBITDA and EBITDA margin.

Results of Operations – Central
Years ended December 31,	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change
	(In millions)
Revenue	$825.0	$779.8	$720.9	6%	8%
Gross profit	$134.8	$90.5	$90.0	49%	1%
Gross margin	16.3%	11.6%	12.5%
EBITDA	$116.6	$86.6	$81.5	35%	6%
EBITDA margin	14.1%	11.1%	11.3%

	2023	2022	2021
		(In millions)
Revenues:
Aggregates	$152.7	$149.4	$146.3
Ready-mix concrete	227.7	217.3	208.0
Asphalt	204.0	201.2	165.3
Other*	28.8	25.0	22.8
Contracting services	447.6	426.8	379.0
Internal sales	(235.8)	(239.9)	(200.5)
	$825.0	$779.8	$720.9
__________________
*Other includes merchandise and other products that individually are not considered to be a major line of business for the segment.
2023 Compared to 2022
Revenue
Revenue improved $45.2 million as a result of higher selling prices across all product lines providing $76.1 million of additional revenue, largely due to EDGE-related pricing initiatives. Contracting services saw a benefit of $20.8 million from improved bid margins and favorable weather across the regions, a large concrete and asphalt paving job in the north central region and increased paving work in Texas. Partially offsetting these increases were lower sales volumes of $33.0 million across most product lines largely as the regions continue to target improved bid margins on projects which also impacts internal sales volumes and the absence of an impact project in

South Dakota. Also, decreased ready-mix concrete and aggregates sales due to a sale of non-strategic assets in southeast Texas in December 2022 impacted revenue.
Gross Profit and Gross Margin
Gross profit improved $44.3 million while gross margin improved 470 basis points, largely due to higher sales prices across all product lines which contributed $30.0 million and higher contracting services margins of $22.5 million related to improved bid margins, impact projects and job productivity gains. Partially offsetting the improvement was the impact of decreased sales volumes.
EBITDA and EBITDA Margin
EBITDA improved $30.0 million and EBITDA margin improved 300 basis points. The increase in EBITDA was directly related to the increase in gross profit, as previously mentioned. The increase was offset in part by higher selling, general and administrative expenses of $14.6 million, largely the absence of a gain of $6.7 million recognized in 2022 on the sale of non-strategic assets in southeast Texas; additional payroll-related costs of $6.0 million, due in part to higher incentive accruals based on the Company’s performance; and increased insurance costs of $1.4 million.
2022 Compared to 2021
Revenue
Revenue improved $58.9 million, primarily the result of higher selling prices across all product lines of $78.1 million in both north central and south regions, largely in response to inflationary pressures. Also, higher contracting services revenues of $48.8 million was driven largely by higher demand for asphalt paving work in the north central region, which also drove asphalt sales volumes up $5.9 million. Partially offsetting these increases were decreased aggregate and ready-mix concrete sales volumes of $23.9 million as a result of the absence of a few large commercial projects in the South Dakota market during the year and lower demand for residential work in certain markets across the north central region. Lower demand for asphalt paving work in Texas resulted in $14.3 million lower contracting services, aggregates and asphalt revenues.
Gross Profit and Gross Margin
Gross profit improved $500,000 while gross margin decreased 90 basis points primarily due to increased costs, largely due to inflationary pressures including energy-related products, raw materials, labor and equipment. Partially offsetting these decreases were increased margins for aggregates as higher selling prices more than offset the increased costs previously mentioned.
EBITDA and EBITDA Margin
EBITDA improved $5.1 million and EBITDA margin decreased 20 basis points. The increase in EBITDA was primarily due to a gain of $6.7 million recognized in 2022 on the sale of non-strategic assets in southeast Texas.

Results of Operations – Energy Services
Years ended December 31,	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change
	(In millions)
Revenue	$292.3	$238.4	$192.8	23%	24%
Gross profit	$83.1	$31.4	$34.9	165%	(10)%
Gross margin	28.4%	13.2%	18.1%
EBITDA	$78.1	$28.3	$31.5	176%	(10)%
EBITDA margin	26.7%	11.9%	16.4%

	2023	2022	2021
		(In millions)
Revenues:
Liquid asphalt	$253.2	$207.5	$166.1
Other*	49.3	45.2	37.7
Internal sales	(10.2)	(14.3)	(11.0)
	$292.3	$238.4	$192.8
__________________
*Other includes transportation services, fabric, spreading and other products that individually are not considered to be a major line of business for the segment.
2023 Compared to 2022
Revenue
Revenue improved $53.9 million, largely driven by higher liquid asphalt sales volumes from additional sales opportunities across most of its primary markets, higher sales to other reportable segments and sales late in the year due to favorable weather conditions. Higher liquid asphalt sales prices also positively impacted revenue.
Gross Profit and Gross Margin
Gross profit improved $51.7 million while gross margin improved 1,520 basis points, primarily related to increased market pricing and higher sales volumes. Partially offsetting these increases were higher operating costs for scheduled tank repair and maintenance and higher payroll-related costs.
EBITDA and EBITDA Margin
EBITDA improved $49.8 million and EBITDA margin improved 1,480 basis points. This increase was directly related to the increased gross profit previously discussed, reduced slightly by higher selling, general and administrative expenses, primarily $1.4 million of payroll-related costs.
2022 Compared to 2021
Revenue
Revenue improved $45.6 million, primarily due to increased market pricing on liquid asphalt. Sales volumes for liquid asphalt declined across most markets, except California where volumes increased 55 percent.
Gross Profit and Gross Margin
Gross profit decreased $3.5 million and gross margin decreased 490 basis points due to significantly higher costs related to inflationary pressures on liquid asphalt, burner fuel and other energy-related products. Also impacting gross profit was increased tank maintenance costs.
EBITDA and EBITDA Margin
EBITDA decreased $3.2 million and EBITDA margin decreased 450 basis points as a direct result of the decreased gross profit previously discussed.
Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of the Company, as well as insurance activity at the Company’s captive insurer; interest expense on a majority of the Company’s long-term debt; interest income; and unrealized gains and losses on investments for the Company’s nonqualified benefit plans.
During 2023, Corporate Services contributed negative EBITDA of $53.2 million, or $24.5 million less EBITDA compared to the prior year. The decrease was due to higher selling, general and administrative costs of $31.8 million directly resulting from the Separation from MDU Resources. The Company experienced increased recurring costs, including payroll-related costs of $12.3 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; professional services of $2.6 million; fees of $1.2 million, primarily related to fees on the new debt issued in conjunction with the Separation; and insurance costs of $400,000. These recurring costs were offset in part by a reduction in general corporate expenses from MDU Resources of $7.6 million, as discussed in Item 8 - Note 1. Also, as part of the Separation, the Company incurred one-time costs of $10.0 million primarily related to professional services, insurance costs and the transition services agreement with MDU Resources. Further contributing to higher selling, general and administrative costs were increased payroll-related costs due to higher incentive accruals based on the Company's performance. Partially offsetting these increased costs were improved returns on the Company’s nonqualified benefit plan investments of $5.5 million.
During 2022, Corporate Services contributed negative EBITDA of $28.7 million, or $5.6 million less EBITDA than the prior year. The decrease was due primarily to lower returns on the Company’s nonqualified benefit plan investments of $6.1 million.
Liquidity and Capital Resources
At December 31, 2023, Knife River had unrestricted cash and cash equivalents of $219.3 million and working capital of $566.3 million. Working capital is calculated as current assets less current liabilities. Following the Separation, Knife River’s cash management, capital structure and liquidity sources have changed significantly. Knife River implemented its own centralized cash management model and intends to use cash on hand and third-party credit facilities to fund day-to-day operations. The Company believes it has sufficient liquid assets, cash flows from operations and borrowing capacity to meet its financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
Given the seasonality of its business, the Company typically experiences significant fluctuations in working capital needs and balances throughout the year. Working capital requirements generally increase in the first half of the year as the Company builds up inventory and focuses on preparing equipment and facilities and other start-up costs for its construction season. Working capital levels then typically decrease as the construction season winds down and the Company collects on receivables.
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
On April 25, 2023, Knife River issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture. On May 31, 2023, Knife River entered into a senior secured credit agreement consisting of a $275.0 million term loan and a $350.0 million revolving credit facility, each with a SOFR-based interest rate and a maturity date of May 31, 2028. At December 31, 2023, the Company had $697.0 million of gross debt and $329.0 million of available capacity under its revolving credit facility, net of outstanding letters of credit. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which the Company, as applicable, was in compliance at December 31, 2023. In the event the Company does not comply with the applicable covenants and other conditions, it would be in default on its agreements and alternative sources of funding may need to be pursued and there can be no assurance that, if needed, the Company will be able to secure additional debt or equity financing on terms acceptable to the Company or at all. For additional information on the Company’s debt, see Item 8 - Note 8.
Off-Balance Sheet Arrangements
As of December 31, 2023, the Company had aggregate outstanding letters of credit issued under its revolving credit facility in the amount of $21.0 million. Other than these letters of credit further discussed in Item 8 - Note 18, the Company does not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material impact on current or future financial conditions, results of operations or cash flows.

Capital Expenditures
Knife River’s capital expenditures for the year ended December 31, 2023, was $124.3 million compared to $182.0 million, including $6 million on an acquisition, for the year ended December 31, 2022. These expenditures relate primarily to routine replacement and maintenance of vehicles and equipment; building improvements; aggregate reserves; and storage facility updates. The 2023 and 2022 capital expenditures were funded by internally generated funds and borrowings under credit facilities.
The Company expects to spend between $170 million and $180 million on capital expenditures in 2024 consisting of both maintenance and growth projects and excludes acquisitions. The Company continues to evaluate the potential for future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, these opportunities are dependent upon economic conditions. It is anticipated that all of the funds required for capital expenditures for 2024 will be funded by various sources, including internally generated funds and credit facilities.
Cash Flows

Years ended December 31,	2023	2022	2021
	(In millions)
Net cash provided by (used in)
Operating activities	$335.7	$207.5	$181.2
Investing activities	(117.9)	(155.9)	(398.3)
Financing activities	34.4	(55.3)	223.8
Increase (decrease) in cash, cash equivalents and restricted cash	252.2	(3.7)	6.7
Cash, cash equivalents and restricted cash – beginning of year	10.1	13.8	7.1
Cash, cash equivalents and restricted cash – end of year	$262.3	$10.1	$13.8
Operating activities

Years ended December 31,	2023	2022	2021
	(In millions)
Net income	$182.9	$116.2	$129.8
Adjustments to reconcile net income to net cash provided by operating activities	128.8	112.4	128.6
Changes in current assets and current liabilities, net of acquisitions:
Receivables	(54.8)	(32.5)	15.3
Due from related-party	16.1	(8.0)	2.9
Inventories	3.7	(31.0)	(42.4)
Other current assets	(19.6)	—	(4.6)
Accounts payable	33.1	17.5	(13.9)
Due to related-party	(7.3)	3.6	(1.0)
Other current liabilities	49.0	21.4	(21.0)
Pension and postretirement benefit plan contributions	(1.8)	(.4)	(.4)
Other noncurrent changes	5.6	8.3	(12.1)
Net cash provided by operating activities	$335.7	$207.5	$181.2
Cash provided by operating activities for the year ended December 31, 2023, increased $128.2 million, largely related to increased earnings in 2023 and lower working capital needs. Cash provided by working capital components totaled $20.2 million in 2023, compared to $29.0 million in 2022. This decreased usage of cash was driven largely by lower payments on operating expenses at the end of the period and decreased liquid asphalt inventory balances, partially offset by increased accounts receivable balances at the end of the year associated with higher revenues during 2023. In addition, the timing of insurance costs associated with the captive insurer had a positive impact on cash.
Cash provided by operating activities totaled $207.5 million in 2022, compared to $181.2 million in 2021. The increased cash provided by operating activities was largely the result of lower working capital needs. Cash used by working capital components totaled $29.0 million in 2022, compared to $64.6 million in 2021. This decreased usage of cash was driven largely by the timing of certain income tax payments during 2021 and the result of higher bonus depreciation related to 2021 acquisitions. Also positively impacting working capital was higher liquid asphalt inventory balances due to higher material costs and higher deferred revenues. Partially offsetting these increases were higher receivables balances, directly resulting from the increased revenues during 2022.
Investing activities

Years ended December 31,	2023	2022	2021
	(In millions)
Capital expenditures	$(124.3)	$(178.2)	$(174.2)
Acquisitions, net of cash acquired	—	1.7	(235.2)
Net proceeds from sale or disposition of property and other	8.3	22.9	12.0
Investments	(1.9)	(2.3)	(.9)
Net cash used in investing activities	$(117.9)	$(155.9)	$(398.3)
The decrease in cash used in investing activities from 2023 to 2022 was primarily due to a reduction in capital expenditures for the prestress facility in Washington that was completed during the third quarter of 2023, offset in part by decreased proceeds from asset sales as a result of the sale of non-strategic assets in southeast Texas in December 2022.
The decrease in cash used in investing activities from 2022 to 2021 was primarily the result of decreased cash used in acquisition activity. Also contributing to the decrease was increased proceeds from asset sales.
Financing activities

Years ended December 31,	2023	2022	2021
	(In millions)
Issuance of current related-party notes, net	$—	$208.0	$—
Issuance (repayment) of long-term related-party notes, net	205.3	(207.0)	282.0
Issuance of long-term debt	700.0	—	—
Repayment of long-term debt	(3.6)	(.3)	(.2)
Debt issuance costs	(16.7)	(.8)	—
Net transfers to Centennial	(850.6)	(55.2)	(58.0)
Net cash provided by (used in) financing activities	$34.4	$(55.3)	$223.8
The increase in cash flows provided by financing activities from 2023 to 2022 was largely related to the changes in debt as a result of the Separation, which included the issuance of senior notes, term loans and a revolving credit facility, and a transfer of the majority of the proceeds to Centennial. For further information, see Item 8 - Note 8.
The increase in cash flows used in financing activities from 2022 to 2021 was largely the result of decreased issuance of related-party notes as a result of lower working capital needs, as previously discussed.

Material Cash Requirements
For more information on the Company’s contractual obligations on long-term debt, operating leases and purchase commitments, see Item 8 - Notes 8, 9 and 18. At December 31, 2023, the Company’s material cash requirements under these obligations were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities*	$7.1	$24.3	$240.6	$425.0	$697.0
Estimated interest payments**	52.7	103.3	89.9	82.3	328.2
Operating leases	14.1	17.5	8.3	13.3	53.2
Purchase commitments	59.2	55.1	3.6	8.2	126.1
	$133.1	$200.2	$342.4	$528.8	$1,204.5
__________________
*Unamortized debt issuance costs are excluded from the table.
**     Represents the estimated interest payments using the Company’s long-term debt outstanding at December 31, 2023, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.
Material short-term cash requirements of the Company include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2023, the current portion of asset retirement obligations was $6.9 million and was included in other accrued liabilities on the Consolidated Balance Sheets.
Material long-term cash requirements of the Company include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2023, the Company had total liabilities of $41.8 million related to asset retirement obligations that are excluded from the table above. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 10.
Defined Benefit Pension Plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed income securities. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate and expected return on plan assets. For 2023, the Company assumed a discount rate of 4.83 percent and long-term rate of return on its qualified defined pension plan assets of 6.50 percent. Decreased discount rates for 2023 compared to 2022 resulted in actuarial losses, offset in part by higher than expected asset sale gains. Differences between actuarial assumptions and actual plan results are deferred and amortized into expense when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. Therefore, this change in asset values will be reflected in future expenses of the plans beginning in 2024. The funded status of the plans did not change significantly with the increase in assets because the liabilities increased as well due to the decrease in the discount rate. The Company's benefit obligations for the pension plans also saw a decline in value due to lower discount rates at the end of 2023.
At December 31, 2023, the pension plans’ accumulated benefit obligations exceeded these plans’ assets by approximately $3.2 million. Pretax pension expense (income) reflected in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, was $343,000, $10,000 and $(4,000), respectively. The Company’s pension expense is currently projected to be approximately $289,000 in 2024. The Company expects to contribute approximately $912,000 in pension plan contributions in 2024, largely resulting from the Company exhausting its prefunding credits. During 2023, the Company contributed $1.2 million to its pension plans. There were no minimum required contributions for the years ended December 31, 2022 or 2021. For more information on the Company’s pension plans, see Item 8 - Note 17.

New Accounting Standards
For information regarding new accounting standards, see Item 8 - Note 2, which is incorporated herein by reference.
Critical Accounting Estimates
Knife River has prepared its financial statements in conformity with GAAP. The preparation of its financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors believed to be reasonable under the circumstances.
Critical accounting estimates are defined as estimates that require management to make assumptions about matters that are uncertain at the time the estimate was made, and changes in the estimates could have a material impact on Knife River’s financial position or results of operations. Knife River’s critical accounting estimates are subject to judgments and uncertainties that affect the application of its significant accounting policies discussed in Item. 8 - Note 2. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, Knife River’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of the following critical accounting estimates.
Revenue Recognition
Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The recognition of revenue requires Knife River to make estimates and assumptions that affect the reported amounts of revenue. The accuracy of revenues reported on the audited consolidated financial statements depends on, among other things, management’s estimates of total costs to complete projects because Knife River uses the cost-to-cost measure of progress on contracting services contracts for revenue recognition.
To determine the proper revenue recognition method for contracts, Knife River evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most contracts, the customer contracts with Knife River to provide a significant service of integrating a complex set of tasks and components into a single project. Hence, Knife River’s contracts are generally accounted for as one performance obligation.
Knife River recognizes contracting services revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as Knife River incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues, and contract costs. Since contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on Knife River’s results of operations, financial position and cash flows. For the years ended December 31, 2023, 2022 and 2021, Knife River’s total contracting services revenue was $1.3 billion, $1.2 billion and $1.0 billion, respectively.
Several factors are evaluated in determining the bid price for contract work. These include, but are not limited to, the complexities of the job, past history performing similar types of work, seasonal weather patterns, competition and market conditions, job site conditions, workforce safety, reputation of the project owner, availability of labor, materials and fuel, project location and project completion dates. As a project commences, estimates are continually monitored and revised as information becomes available and actual costs and conditions surrounding the job become known. If a loss is anticipated on a contract, the loss is immediately recognized.
Contracts are often modified to account for changes in contract specifications and requirements. Knife River considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.
Knife River’s contracts for contracting services generally contain variable consideration including liquidated damages, performance bonuses or incentives, claims, unpriced change orders and penalties or index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. Knife River estimates the amount of revenue to be recognized on variable consideration using one of the two prescribed estimation methods, the expected value method or the most likely amount method, depending on which method best predicts the most likely amount of consideration Knife River expects to be entitled to or expects to incur. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period, using estimates of variable consideration and assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management. Knife River only includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management’s estimates made in determining the value of variable consideration recorded. When determining if the variable consideration is constrained, Knife River considers if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue. Knife River updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
Knife River believes its estimates surrounding the cost-to-cost method are reasonable based on the information that is known when the estimates are made. Knife River has contract administration, accounting and management control systems in place that allow its estimates to be updated and monitored on a regular basis. Because of the many factors that are evaluated in determining bid prices, it is inherent that Knife River’s estimates have changed in the past and will continually change in the future as new information becomes available for each job.
Goodwill
Knife River performs its goodwill impairment testing annually in the fourth quarter. In addition, the test is performed on an interim basis whenever events or circumstances indicate that the carrying amount of goodwill may not be recoverable. Examples of such events or circumstances may include a significant adverse change in business climate, weakness in an industry in which Knife River’s reporting units operate or recent significant cash or operating losses with expectations that those losses will continue.
Knife River has determined that the reporting units for its goodwill impairment test are its operating segments as they constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, Knife River must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2023, 2022 and 2021, there were no impairment losses recorded. At October 31, 2023, the fair value of each of Knife River’s reporting units substantially exceeded the carrying value.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates, which include assumptions about Knife River’s future revenue, profitability and cash flows, long-term growth rates, amount and timing of estimated capital expenditures, inflation rates, weighted average cost of capital, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. Knife River believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information.
Knife River uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate that reflects the best estimate of the weighted average cost of capital for the Company.
Under the market approach, Knife River estimates fair value using various multiples derived from enterprise value to EBITDA for comparative peer companies as well as comparable market transaction multiples to EBITDA for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, Knife River adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants.
Knife River uses significant judgment in estimating its five-year forecast. The assumptions underlying cash flow projections are in sync as applicable with Knife River’s strategy and assumptions. Future projections are heavily correlated with the current year results of operations. Future results of operations may vary due to economic and financial impacts. The long-term growth rates used in the five-year forecast are developed by management based on industry data, management’s knowledge of the industry and management’s strategic plans. The long-term growth rate used was 3 percent in 2023, 2022 and 2021.
Long-Lived Assets Excluding Goodwill
Long-lived assets, which include aggregate reserves and related assets, represent 50 percent of Knife River’s total assets as of December 31, 2023. Knife River reviews the carrying values of its long-lived assets when events or changes in circumstances indicate that such carrying values may not be recoverable.
Knife River tests long-lived assets for impairment at a level significantly lower than that of goodwill impairment testing. Long-lived assets or groups of assets are evaluated for impairment at the lowest level of largely independent identifiable cash flows at an individual operation or group of operations collectively serving a local market.
When indications of or triggers for impairment are noted, impairment testing is completed. The impairment testing requires the use of significant estimates, judgements and uncertainties by management, which may vary from actual results. Estimates and judgements may include, among other things, whether triggering events have occurred, estimates of future cash flows, the asset’s useful life, disposal activity obligations, growth and production.
The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value.
During the year ended December 31, 2023, the Company performed impairment testing on assets where triggering events were identified due to recent operating results or changes in plans with the asset groups. The undiscounted cash flows on an asset group with a net asset book value of $65 million indicated it was recoverable and not impaired. However, the Company did recognize non-cash asset impairments of $5.8 million as a result of certain other aggregate sites no longer being economically feasible to mine and having no remaining value. No impairment losses were recorded in 2022 or 2021. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.

Non-GAAP Financial Measures
This Annual Report includes financial information prepared in accordance with GAAP, as well as EBITDA, EBITDA margin, Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flows financial measures. Those measures, including those measures by segment, as applicable, are considered non-GAAP financial measures. EBITDA and Adjusted EBITDA are most directly comparable to the corresponding GAAP measure of net income and gross profit. EBITDA margin and Adjusted EBITDA margin are most directly comparable to the corresponding GAAP measures of net income margin and gross margin, and Free Cash Flows is most directly comparable to the corresponding GAAP measure of net cash provided by (used in) operating activities. Knife River believes these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to its peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. Management believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of the Company’s operating performance by excluding stock-based compensation and unrealized gains and losses on benefit plan investments as they are considered non-cash and not part of the Company’s core operations. The Company also excludes the one-time, non-recurring costs associated with the Separation as those are not expected to continue. Rating agencies and investors also use EBITDA and Adjusted EBITDA to calculate Knife River’s leverage as a multiple of EBITDA and Adjusted EBITDA. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. Management believes EBITDA and EBITDA margin, including those measures by segment, are useful performance measures because they provide clarity as to the operational results of the Company. Knife River’s management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating its operating results internally and calculating employee incentive compensation, and leverage as a multiple of Adjusted EBITDA to determine the appropriate method of funding operations of the Company. Knife River’s management believes Free Cash Flows is a useful liquidity measure because it allows the Company to easily determine additional cash available for strategic opportunities.
EBITDA is calculated by adding back income taxes, interest expense (net of interest income) and depreciation, depletion and amortization expense to net income. EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments, stock-based compensation and one-time Separation costs to EBITDA. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenues. Free Cash Flows are calculated by subtracting capital expenditures plus proceeds from asset sales to cash flows provided by (used in) operating activities. These non-GAAP financial measures are calculated the same for both the segment and consolidated metrics and should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income, net income margin and net cash provided by (used in) operating activities and are intended to be helpful supplemental financial measures for investors’ understanding of Knife River’s operating performance. Knife River’s non-GAAP financial measures, are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flows measures having the same or similar names.
The following information reconciles segment and consolidated net income to EBITDA and EBITDA to Adjusted EBITDA and provides the calculation of EBITDA margin and Adjusted EBITDA margin. Interest expense, net, is net of interest income that is included in other income (expense) on the Consolidated Statements of Operations.

Year ended December 31, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$34.9	$83.1	$78.3	$82.9	$73.1	$(169.4)	$182.9
Depreciation, depletion and amortization	21.3	38.0	24.7	33.7	5.0	1.1	123.8
Interest expense, net	—	—	.2	—	—	52.7	52.9
Income taxes	—	—	—	—	—	62.4	62.4
EBITDA	$56.2	$121.1	$103.2	$116.6	$78.1	$(53.2)	$422.0
Unrealized (gains) losses on benefit plan investments						(2.7)	(2.7)
Stock-based compensation expense						3.1	3.1
One-time separation costs						10.0	10.0
Adjusted EBITDA						$(42.8)	$432.4

Revenue	$462.2	$666.1	$634.0	$825.0	$292.3	$(49.3)	$2,830.3
Net income margin	7.6%	12.5%	12.3%	10.0%	25.0%	343.8%	6.5%
EBITDA margin	12.2%	18.2%	16.3%	14.1%	26.7%	108.0%	14.9%
Adjusted EBITDA margin						86.9%	15.3%

Year ended December 31, 2022	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$23.4	$68.8	$49.8	$52.8	$23.6	$(102.2)	$116.2
Depreciation, depletion and amortization	20.6	35.1	22.6	33.8	4.7	1.0	117.8
Interest expense, net	—	—	.2	—	—	29.9	30.1
Income taxes	—	—	—	—	—	42.6	42.6
EBITDA	$44.0	$103.9	$72.6	$86.6	$28.3	$(28.7)	$306.7
Unrealized (gains) losses on benefit plan investments						4.0	4.0
Stock-based compensation expense						2.7	2.7
Adjusted EBITDA						$(22.0)	$313.4

Revenue	$418.1	$600.2	$542.0	$779.8	$238.4	$(43.8)	$2,534.7
Net income margin	5.6%	11.5%	9.2%	6.8%	9.9%	233.0%	4.6%
EBITDA margin	10.5%	17.3%	13.4%	11.1%	11.9%	65.4%	12.1%
Adjusted EBITDA margin						50.2%	12.4%

Year ended December 31, 2021	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$38.2	$56.8	$45.8	$48.0	$26.9	$(85.9)	$129.8
Depreciation, depletion and amortization	19.7	23.8	19.1	33.4	4.6	.4	101.0
Interest expense, net	—	—	.1	.1	—	19.0	19.2
Income taxes	—	—	—	—	—	43.4	43.4
EBITDA	$57.9	$80.6	$65.0	$81.5	$31.5	$(23.1)	$293.4
Unrealized (gains) losses on benefit plan investments						(2.3)	(2.3)
Stock-based compensation expense						3.6	3.6
Adjusted EBITDA						$(21.8)	$294.7

Revenue	$396.8	$478.0	$479.6	$720.9	$192.8	$(39.2)	$2,228.9
Net income margin	9.6%	11.9%	9.5%	6.7%	14.0%	219.5%	5.8%
EBITDA margin	14.6%	16.9%	13.6%	11.3%	16.4%	59.2%	13.2%
Adjusted EBITDA margin						55.8%	13.2%

The following information reconciles cash flows provided by operating activities to Free Cash Flows.

	2023	2022	2021
	(In millions)
Net cash provided by operating activities	$335.7	$207.5	$181.2
Capital expenditures	(124.3)	(178.2)	(174.2)
Net proceeds from sale or disposition of property and other	8.3	22.9	12.0
Free Cash Flows	$219.7	$52.2	$19.0
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
As of December 31, 2023, the Company had $271.6 million in term loans outstanding which bear interest at a variable rate. As of December 31, 2023, the rate in effect was 7.24 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at December 31, 2023 would have increased the all-in rate to 8.24 percent, the effect of which would increase the Company’s interest expense by $2.7 million over the next 12 months based on the balances outstanding for these borrowings as of December 31, 2023.
The Company uses fixed and variable rate long-term debt to partially finance capital expenditures, including acquisitions, and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by attempting to take advantage of favorable market conditions when timing the placement of long-term financing. Prior to the Separation, Centennial would from time to time utilize interest rate swap agreements to manage a portion of the Company's interest rate risk. The Company may take advantage of such agreements in the future to minimize such risk. For additional information on the

Company's long-term debt, see Item 8 - Notes 7 and 8. At December 31, 2023 and 2022, the Company had no outstanding interest rate hedges.
Commodity price risk
Knife River is subject to commodity price risk with respect to price changes in diesel fuel, liquid asphalt and cement. While the Company uses price increases, escalation clauses in construction services contracts, fuel surcharges and purchase commitments to mitigate the impacts of higher costs, these measures may not be sufficient to offset these increased costs. For the year ended December 31, 2023, the Company’s costs associated with diesel fuel, liquid asphalt and cement were $432.1 million. Accordingly, a hypothetical 10 percent increase or decrease would have increased or decreased, respectively, the Company’s operating results over the next 12 months by $43.2 million based on the costs associated with diesel fuel, liquid asphalt and cement for the year ended December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Knife River Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Knife River Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue from Contracts with Customers—Contracting Services Revenue—Refer to Notes 1, 2 3 and 4 to the financial statements
Critical Audit Matter Description
The Company recognizes contracting services revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as Knife River incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues, contract costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. For the year ended December 31, 2023, the Company recognized $1.3 billion of contracting services revenue.
Given the judgments necessary to estimate total costs and profit for the performance obligations used to recognize revenue for construction contracts, auditing such estimates required extensive audit effort due to the volume and complexity of construction contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for contracts included the following, among others:
•We tested the operating effectiveness of management’s controls over contracting services revenue, including controls over management’s estimation of total costs and profit for the performance obligations.
•We developed an expectation of the amount of contracting services revenue for certain performance obligations based on prior year markups, and taking into account current year events, applied to the contracting services contract costs in the current year and compared our expectation to the amount of contracting services revenue recorded by management.
•We selected a sample of contracting services contracts and performed the following:
–Evaluated whether the contracts were properly included in management’s calculation of contracting services revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
–Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
–Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.
–Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
–Evaluated the estimates of total cost and profit for the performance obligation by:
◦Comparing total costs incurred to date to the costs management estimated to be incurred to date and selecting specific cost types to compare costs incurred to date to management’s estimated costs at completion.
◦Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.
◦Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
–Tested the mathematical accuracy of management’s calculation of contracting services revenue for the performance obligation.
•We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 27, 2024
We have served as the Company's auditor since 2002.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

Years ended December 31,	2023	2022	2021
	(In thousands, except per share amounts)
Revenue:
Construction materials	$1,523,040	$1,347,008	$1,211,459
Contracting services	1,307,310	1,187,721	1,017,471
Total revenue	2,830,350	2,534,729	2,228,930
Cost of revenue:
Construction materials	1,133,042	1,086,193	965,028
Contracting services	1,158,373	1,087,642	916,953
Total cost of revenue	2,291,415	2,173,835	1,881,981
Gross profit	538,935	360,894	346,949
Selling, general and administrative expenses	242,538	166,599	155,872
Operating income	296,397	194,295	191,077
Interest expense	58,096	30,121	19,218
Other (expense) income	7,007	(5,353)	1,355
Income before income taxes	245,308	158,821	173,214
Income taxes	62,436	42,601	43,459
Net income	$182,872	$116,220	$129,755

Net income per share:
Basic	$3.23	$2.05	$2.29
Diluted	$3.23	$2.05	$2.29
Weighted average common shares outstanding:
Basic	56,568	56,566	56,566
Diluted	56,668	56,566	56,566

KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Years ended December 31,	2023	2022	2021
	(In thousands)
Net income	$182,872	$116,220	$129,755
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $28, $107 and $107 in 2023, 2022 and 2021, respectively	90	328	332
Pension and postretirement liability adjustment:
Pension and postretirement liability gains arising during the period, net of tax of $252, $3,586 and $1,011 in 2023, 2022 and 2021, respectively	751	10,935	3,041
Amortization of pension and postretirement liability losses included in net periodic benefit cost, net of tax of $64, $292 and $363 in 2023, 2022 and 2021, respectively	192	875	1,090
Pension and postretirement liability adjustment	943	11,810	4,131
Other comprehensive income	1,033	12,138	4,463
Comprehensive income attributable to common stockholders	$183,905	$128,358	$134,218

KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

December 31,	2023	2022
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$262,320	$10,090
Receivables, net	266,785	210,157
Costs and estimated earnings in excess of billings on uncompleted contracts	27,293	31,145
Due from related-party	—	16,050
Inventories	319,623	323,277
Prepayments and other current assets	37,522	17,848
Total current assets	913,543	608,567
Noncurrent assets:
Net property, plant and equipment	1,315,047	1,315,213
Goodwill	274,478	274,540
Other intangible assets, net	10,821	13,430
Operating lease right-of-use assets	44,706	45,873
Investments and other	41,218	36,696
Total noncurrent assets	1,686,270	1,685,752
Total assets	$2,599,813	$2,294,319
Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt - current portion	$7,082	$211
Related-party notes payable - current portion	—	238,000
Accounts payable	107,656	87,370
Billings in excess of costs and estimated earnings on uncompleted contracts	51,376	39,843
Accrued compensation	48,098	29,192
Due to related-party	—	20,286
Current operating lease liabilities	12,948	13,210
Other accrued liabilities	120,111	88,778
Total current liabilities	347,271	516,890
Noncurrent liabilities:
Long-term debt	674,577	427
Related-party notes payable	—	446,449
Deferred income taxes	174,542	175,804
Noncurrent operating lease liabilities	31,758	32,663
Other	105,653	93,497
Total liabilities	1,333,801	1,265,730
Commitments and contingencies
Stockholders’ equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,009,542 shares issued and 56,578,406 shares outstanding at December 31, 2023; 80,000 shares authorized, issued and outstanding, $10 par value, at December 31, 2022	570	800
Other paid-in capital	614,513	549,106
Retained earnings	665,874	494,661
MDU Resources common stock held by subsidiary at cost - 538,921 shares	—	(3,626)
Treasury stock held at cost - 431,136 shares	(3,626)	—
Accumulated other comprehensive loss	(11,319)	(12,352)
Total stockholders’ equity	1,266,012	1,028,589
Total liabilities and stockholders’ equity	$2,599,813	$2,294,319

KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity

Years ended December 31, 2023, 2022 and 2021	Common Stock		Other Paid-In Capital	Retained Earnings	MDU Resources’ Stock Held by Subsidiary		Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount	Shares	Amount
	(In thousands, except shares)
Balance at December 31, 2020	80,000	$800	$550,262	$359,761	(538,921)	$(3,626)	—	$—	$(28,953)	$878,244
Net income	—	—	—	129,755	—	—	—	—	—	129,755
Other comprehensive income	—	—	—	—	—	—	—	—	4,463	4,463
Net transfers to Centennial	—	—	(548)	(59,070)	—	—	—	—	—	(59,618)
Balance at December 31, 2021	80,000	$800	$549,714	$430,446	(538,921)	$(3,626)	—	$—	$(24,490)	$952,844
Net income	—	—	—	116,220	—	—	—	—	—	116,220
Other comprehensive income	—	—	—	—	—	—	—	—	12,138	12,138
Net transfers to Centennial	—	—	(608)	(52,005)	—	—	—	—	—	(52,613)
Balance at December 31, 2022	80,000	$800	$549,106	$494,661	(538,921)	$(3,626)	—	$—	$(12,352)	$1,028,589
Net income	—	—	—	182,872	—	—	—	—	—	182,872
Other comprehensive income	—	—	—	—	—	—	—	—	1,033	1,033
Stock-based compensation	—	—	2,888	(37)	—	—	—	—	—	2,851
Issuance of common stock to directors for services	12,192	—	702	—	—	—	—	—	—	702
Retirement of historical common stock in connection with the Separation	(80,000)	(800)	800	—	—	—	—	—	—	—
Issuance of common stock in connection with the Separation	56,997,350	570	(570)	—	—	—	—	—	—	—
Transfer of MDU Resources stock held by subsidiary	—	—	—	—	538,921	3,626	—	—	—	3,626
Receipt of treasury stock at historical cost	—	—	—	—	—	—	(431,136)	(3,626)	—	(3,626)
Net transfers from Centennial and MDU Resources including Separation adjustments	—	—	62,972	—	—	—	—	—	—	62,972
Net transfers to Centennial pre-Separation	—	—	(1,385)	(11,622)	—	—	—	—	—	(13,007)
Balance at December 31, 2023	57,009,542	$570	$614,513	$665,874	—	$—	(431,136)	$(3,626)	$(11,319)	$1,266,012

KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended December 31,	2023	2022	2021
	(In thousands)
Operating activities:
Net income	$182,872	$116,220	$129,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	123,805	117,798	100,974
Deferred income taxes	(1,606)	2,078	32,858
Provision for credit losses	2,001	538	48
Amortization of debt issuance costs	3,115	483	402
Employee stock-based compensation costs	2,888	1,272	1,852
Pension and postretirement benefit plan net periodic benefit cost	1,182	1,306	1,092
Unrealized (gains) losses on investments	(2,202)	2,525	(1,632)
Gains on sale of assets	(27)	(14,092)	(6,638)
Equity in (loss) earnings of unconsolidated affiliates	(286)	438	(373)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(54,817)	(32,506)	15,357
Due from related-party	16,050	(8,004)	2,889
Inventories	3,654	(31,033)	(42,441)
Other current assets	(19,556)	44	(4,574)
Accounts payable	33,092	17,489	(13,899)
Due to related-party	(7,310)	3,578	(957)
Other current liabilities	48,977	21,417	(21,011)
Pension and postretirement benefit plan contributions	(1,756)	(426)	(392)
Other noncurrent changes	5,650	8,319	(12,070)
Net cash provided by operating activities	335,726	207,444	181,240
Investing activities:
Capital expenditures	(124,283)	(178,162)	(174,229)
Acquisitions, net of cash acquired	—	1,745	(235,218)
Net proceeds from sale or disposition of property and other	8,284	22,878	12,017
Investments	(1,890)	(2,339)	(837)
Net cash used in investing activities	(117,889)	(155,878)	(398,267)
Financing activities:
Issuance of current related-party notes	—	208,000	—
Issuance (repayment) of long-term related-party notes, net	205,275	(207,007)	281,983
Issuance of long-term debt	700,000	—	—
Repayment of long-term debt	(3,653)	(298)	(221)
Debt issuance costs	(16,640)	(807)	—
Net transfers to Centennial	(850,589)	(55,212)	(57,959)
Net cash provided by (used in) financing activities	34,393	(55,324)	223,803
Increase (decrease) in cash, cash equivalents and restricted cash	252,230	(3,758)	6,776
Cash, cash equivalents and restricted cash - beginning of year	10,090	13,848	7,072
Cash, cash equivalents and restricted cash - end of year	$262,320	$10,090	$13,848

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Note 1     – Organization and Basis of Presentation
Knife River is a people-first construction materials and contracting services company. The Company provides construction materials and contracting services to build safe roads, bridges and airport runways, and other critical infrastructure needs, that connect people with where they want to go and with the supplies they need. Knife River is one of the leading providers of crushed stone and sand and gravel in the United States and operates across 14 states. The Company conducts its operations through five reportable segments: Pacific, Northwest, Mountain, Central and Energy Services.
In the fourth quarter of 2023, the Company completed a reorganization of its reporting structure which resulted in changes being made to the management of its business to best align with its strategies. As a result of the reorganization, a portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. All periods have been recast to conform with the revised presentation. See Note 15 for additional information.
Separation from MDU Resources
On May 31, 2023, MDU Resources completed the previously announced separation of the Company through the distribution of approximately 90 percent of the outstanding shares of common stock, par value $.01 per share, of Knife River to the stockholders of record of MDU Resources as of the close of business on May 22, 2023. MDU Resources retained approximately 10 percent of the outstanding shares of Knife River common stock. The Distribution was structured as a pro rata distribution of one share of Knife River common stock for every four shares of MDU Resources common stock. In November 2023, MDU Resources disposed of all 5,656,621 retained shares of Knife River common stock in an underwritten public offering. As a result of the Distribution, Knife River is now an independent public company and its common stock is listed under the symbol “KNF” on the New York Stock Exchange.
The Separation was completed pursuant to a separation and distribution agreement and other agreements with MDU Resources related to the Separation, including, but not limited to, a tax matters agreement, an employee matters agreement and a transition services agreement. For an interim period following the Separation, certain functions will continue to be provided by MDU Resources under a transition services agreement. For more information on the transition services agreement, see Note 19. The Company has incurred certain costs in its establishment as an independent, publicly traded company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
All share and earnings per share information has been retroactively adjusted for all periods presented to reflect the Distribution.
Basis of Presentation
Prior to the Separation, Knife River operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. The accompanying audited consolidated financial statements and footnotes for the periods prior to the Separation were prepared on a “carve-out” basis using a legal entity approach in conformity with GAAP and were derived from the audited consolidated financial statements of MDU Resources as if the Company operated on a stand-alone basis during these periods.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. In the periods prior to the Separation, the audited consolidated financial statements include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses and other income (expense). The amounts allocated

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
to Knife River were $10.7 million, $18.0 million and $15.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments; vouchers or unclaimed property reports; labor hours; time tracked; and projected workload. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.
Prior to the Separation, Knife River participated in Centennial’s centralized cash management program, including its overall financing arrangements. Knife River also had related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheet at December 31, 2022. Interest expense in the Consolidated Statements of Operations, for the periods prior to the Separation, reflects the allocation of interest on borrowing and funding associated with the related-party note agreements. Upon the completion of the Separation, Knife River implemented its own financing agreements with lenders. For additional information on the Company’s current debt financing, see Note 8.
Related-party transactions between the Company and MDU Resources or Centennial for general operating activities and intercompany debt have been included in the audited consolidated financial statements for periods prior to the Separation. Outstanding balances as of the periods presented were reflected on Consolidated Balance Sheets as “Due from related-party” or “Due to related-party” and “Related-party notes payable”. The cash settlement of these transactions are included in the Consolidated Statements of Cash Flows as operating or financing activities following the nature of the transactions. The aggregate net effect of related-party transactions not settled in cash as part of the Separation have been reflected in the Consolidated Balance Sheets and Statements of Stockholders’ Equity within “Other paid-in capital” and within the Consolidated Statements of Cash Flows following the nature of the transactions with a majority included in the financing section. See Note 19 for additional information on related-party transactions.
Management has also evaluated the impact of events occurring after December 31, 2023, up to the date of issuance of these audited consolidated financial statements on February 27, 2024, that would require recognition or disclosure in the audited Consolidated Financial Statements.
Principles of consolidation
For all periods, the audited consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying audited consolidated financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the audited consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; expected credit losses; environmental and other loss contingencies; costs on contracting services contracts; actuarially determined benefit costs; asset retirement obligations; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Note 2     – Significant Accounting Policies
New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its audited consolidated financial statements and/or disclosures:

Standard	Description	Standard Effective Date	Impact on financial statements/disclosures
Recently issued ASU’s not yet adopted
ASU 2023-07 - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance on modifying the disclosure requirements to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The guidance also expands the interim disclosure requirements. The guidance is to be applied on a retrospective basis to the financial statements and footnotes and early adoption is permitted.
		Fiscal periods beginning after December 15, 2023 and interim periods beginning after December 31, 2024	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2024 and interim periods for fiscal year 2025.
ASU 2023-09 - Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance on modifying the disclosure requirements to increase transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is to be applied on a prospective basis to the financial statements and footnotes, however, retrospective adoption is also permitted. The guidance also permits early adoption.
		Fiscal periods beginning after December 15, 2024	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2025.
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. At December 31, 2023, the $262.3 million of cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows is comprised of $219.3 million of cash and cash equivalents and $43.0 million of restricted cash. At December 31, 2022, the Company had no restricted cash. Restricted cash represents deposits held by Knife River’s captive insurance company that is required by state insurance regulations to remain in the captive insurance company.
Revenue recognition
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
The Company generates revenue from contracting services and construction materials sales. The Company focuses on the vertical integration of its contracting services with its construction materials to support the aggregate-based product lines. The Company provides contracting services to a customer when a contract has been signed by

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
both the customer and a representative of the Company obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services provided generally include integrating a set of services and related construction materials into a single project to create a distinct bundle of goods and services, which the Company has determined are single performance obligations. The Company determines the transaction price to include the fixed consideration required pursuant to the original contract price together with any additional consideration, to which the Company expects to be entitled to, associated with executed change orders plus the estimate of variable consideration to which the Company expects to be entitled, subject to the constraint discussed below.
The nature of the Company’s contracts gives rise to several types of variable consideration. Examples of variable consideration include: liquidated damages; performance bonuses or incentives and penalties; claims; unpriced change orders; and index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using one of the two prescribed estimation methods, the expected value method or the most likely amount method, depending on which method best predicts the most likely amount of consideration the Company expects to be entitled to or expects to incur. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management. The Company only includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management’s estimates made in determining the value of variable consideration recorded. When determining if the variable consideration is constrained, the Company considers if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
Contracting services revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project. This is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. The percentage of completion is determined on a performance obligation basis.
The Company also sells construction materials to third parties and internal customers. The contract for material sales is the use of a sales order or an invoice, which includes the pricing and payment terms. All material contracts contain a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within 30 days of receipt. There are no material obligations for returns, refunds or other similar obligations.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables from the sale of goods and services net of expected credit losses. A majority of the Company’s receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $16.7 million and $11.2 million at December 31, 2023 and 2022, respectively. Receivables, net consisted of the following at December 31:

	2023	2022
	(In thousands)
Trade receivables	$124,134	$104,347
Contract receivables	112,037	82,428
Retention receivables	36,782	28,859
Receivables, gross	272,953	215,634
Less expected credit loss	6,168	5,477
Receivables, net	$266,785	$210,157
The Company’s expected credit losses are determined through a review using historical credit loss experience, changes in asset specific characteristics, current conditions and reasonable and supportable future forecasts, among other specific account data, and is performed at least quarterly. The Company develops and documents its methodology to determine its allowance for expected credit losses. Risk characteristics used by the Company may include customer mix, knowledge of customers and general economic conditions of the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management has reviewed the balance reserved through the allowance for expected credit losses and believes it is reasonable.
Details of the Company’s expected credit losses were as follows:

	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
At December 31, 2021	$1,952	$512	$1,610	$1,232	$100	$5,406
Current expected credit loss provision	21	946	(206)	(229)	6	538
Less write-offs charged against the allowance	28	205	126	102	6	467
At December 31, 2022	$1,945	$1,253	$1,278	$901	$100	$5,477
Current expected credit loss provision	161	842	1,109	(112)	1	2,001
Less write-offs charged against the allowance	53	1,091	94	71	1	1,310
At December 31, 2023	$2,053	$1,004	$2,293	$718	$100	$6,168

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Inventories
Inventories at December 31 consisted of:

	2023	2022
	(In thousands)
Finished products	$225,319	$211,496
Raw materials	61,776	78,571
Supplies and parts	32,528	33,210
Total	$319,623	$323,277
Inventories are valued at the lower of cost or net realizable value using the average cost method. Inventories include production costs incurred as part of the Company’s aggregate mining activities. These inventoriable production costs include all mining and processing costs associated with the production of aggregates. Stripping costs incurred during the production phase, which represent costs of removing overburden and waste materials to access mineral deposits, are a component of inventoriable production costs.
Property, plant and equipment
Additions to property, plant and equipment are recorded at cost. Gains or losses resulting from the retirement or disposal of assets are recognized as a component of operating income. Generally, property, plant and equipment are depreciated on a straight-line basis over the average useful lives of the assets with the exception of large marine equipment, which is computed using units-of-production.
Aggregate mining development costs are capitalized and classified as land improvements and depreciated over the lower of the estimated life of the reserves or the life of the associated improvement. The Company begins capitalizing development costs at a point when reserves are determined to be proven or probable and economically mineable. Capitalization of these costs ceases when production commences. The cost of acquiring reserves in connection with a business combination are valued at fair value. Aggregate reserves, from both owned and leased mining sites, are a component within property, plant and equipment and are depleted using the units-of-production method. The Company uses proven and probable aggregate reserves as the denominator in its units-of production calculation. Exploration costs are expensed as incurred in cost of revenue and production costs are either expensed or capitalized to inventory.
Impairment of long-lived assets, excluding goodwill
The Company reviews the carrying values of its long-lived assets, including mining and related assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company tests long-lived assets for impairment at a level significantly lower than that of goodwill impairment testing. Long-lived assets or groups of assets that are evaluated for impairment at the lowest level of largely independent identifiable cash flows at an individual operation or group of operations collectively serving a local market. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value.
During the year ended December 31, 2023, the Company performed impairment testing on assets where triggering events were identified due to recent operating results or changes in plans with the asset groups. The undiscounted cash flows on an asset group with a net asset book value of $65 million indicated it was recoverable and not impaired. However, the Company recognized long-lived asset impairments of $5.8 million (before tax) in selling, general and administrative expenses on the Consolidated Statements of Operations as a result of certain other aggregate sites no longer being economically feasible to mine and having no remaining value. The impaired

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
assets are included as part of the Pacific and Northwest reportable segments. No impairment losses were recorded in 2022 or 2021.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which the Company completes in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
The Company has determined that the reporting units for its goodwill impairment test are its operating segments as they constitute a business for which discrete financial information is available and for which management regularly reviews the operating results. For more information on the Company’s operating segments, see Note 15. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2023, 2022 and 2021, there were no impairment losses recorded. The Company performed its annual goodwill impairment test in the fourth quarter of 2023 and determined the fair value of each of Knife River’s reporting units substantially exceeded the carrying value at October 31, 2023.
The Company uses a weighted average combination of both an income approach and a market approach to estimate the fair value of its reporting units for its goodwill impairment analysis. Determining the fair value of a reporting unit requires judgment and the use of significant estimates, which include assumptions about Knife River’s future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, weighted average cost of capital, operational plans, and current and future economic conditions, among others. Knife River believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information.
Investments
The Company’s investments include the cash surrender value of life insurance policies and insurance contracts. The Company measures its investment in the insurance contracts at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Operations.
Government Assistance
The Company accounts for government assistance received for capital projects by reducing the cost of the project by the amount of assistance received. The Company records government assistance received as taxable income and writes-up the tax basis of the asset to include the amount of the assistance received.
Government assistance received by the Company for the years ended December 31, 2023, 2022 and 2021, was not material.
Joint Ventures
The Company accounts for unconsolidated joint ventures using either the equity method or proportionate consolidation. As of December 31, 2023, the Company held an interest of 25 percent in a joint venture formed primarily for the purpose of pooling resources on construction contracts. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture which are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenues and expenses are included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
For those joint ventures accounted for using proportionate consolidation, the Company recorded in its Consolidated Statements of Operations $4.9 million, $9.1 million, and $10.1 million of revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The Company also reported an operating loss of $1.9 million for the year ended December 31, 2023, and operating income of $823,000 and $1.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, 2022 and 2021, the Company had interest in assets from these joint ventures of $45,000, $912,000 and $643,000, respectively.
For joint ventures accounted for under the equity method, the Company’s investment balances for the joint ventures are included in Investments in the Consolidated Balance Sheets and the Company’s pro rata share of net income is included in Other income in the Consolidated Statements of Operations. The Company’s investments in equity method joint ventures were a net asset of $68,000 and $13,000 for December 31, 2023 and 2022, respectively. In 2023, 2022 and 2021, the Company recognized income (loss) from equity method joint ventures of $55,000, $(426,000) and $14,000, respectively.
Leases
The recognition of leases requires the Company to make estimates and assumptions that affect the lease classification and the assets and liabilities recorded. The accuracy of lease assets and liabilities reported on the audited Consolidated Financial Statements depends on, among other things, management’s estimates of interest rates used to discount the lease assets and liabilities to their present value, as well as the lease terms based on the unique facts and circumstances of each lease.
Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company recognizes leases with an original lease term of 12 months or less in income on a straight-line basis over the term of the lease and does not recognize a corresponding right-of-use asset or lease liability. The Company determines the lease term based on the non-cancelable and cancelable periods in each contract. The non-cancelable period consists of the term of the contract that is legally enforceable and cannot be canceled by either party without incurring a significant penalty. The cancelable period is determined by various factors that are based on who has the right to cancel a contract. If only the lessor has the right to cancel the contract, the Company will assume the contract will continue. If the lessee is the only party that has the right to cancel the contract, the Company looks to asset, entity and market-based factors. If both the lessor and the lessee have the right to cancel the contract, the Company assumes the contract will not continue.
The discount rate used to calculate the present value of the lease liabilities is based upon the implied rate within each contract. If the rate is unknown or cannot be determined, the Company uses an incremental borrowing rate, which is determined by the length of the contract, asset class and the Company’s borrowing rates, as of the commencement date of the contract.
Insurance
Knife River’s wholly-owned captive insurance company, Spring Creek Insurance Company, which is subject to applicable insurance rules and regulations, insures the Company’s exposure related to workers’ compensation, general liability and automobile liability on a primary basis. Knife River also purchases excess coverage from unrelated insurance carriers and obtains third-party coverage for other forms of insurance including, but not limited to, excess liability, contractor’s pollution liability, marine liability, directors and officers liability and employment practices liability.
Spring Creek Insurance Company establishes a reserve for estimated ultimate losses on reported claims and those incurred but no yet reported utilizing actuarial projections. The reserves are classified within Other accrued liabilities or Noncurrent liabilities - other on the Consolidated Balance Sheets based on projections of when the estimated loss will be paid. The estimates that are utilized to record potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Additionally, Knife River maintains a self-insurance reserve for health insurance programs offered to eligible employees, included within Other accrued liabilities on the Consolidated Balance Sheets. The reserve includes an estimate for losses on reported claims as well as for amounts incurred but not yet reported, based on historical trends.
Asset retirement obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for the recorded amount or incurs a gain or loss.
Earnings per share
The calculation for basic and diluted earnings per share for any period presented prior to the Separation have been retrospectively adjusted to the number of shares outstanding on May 31, 2023, the Separation and Distribution date. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Knife River stock-based awards outstanding at the time.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested restricted stock units. Weighted average common shares outstanding is comprised of issued shares of 57,009,542 less shares held in treasury of 431,136, as described in Note 11. Basic and diluted earnings per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	2023	2022	2021
	(In thousands, except per share amounts)
Net income	$182,872	$116,220	$129,755
Weighted average common shares outstanding - basic	56,568	56,566	56,566
Effect of dilutive restricted stock units	100	—	—
Weighted average common shares outstanding - diluted	56,668	56,566	56,566
Shares excluded from the calculation of diluted earnings per share	—	—	—
Net income per share - basic	$3.23	$2.05	$2.29
Net income per share - diluted	$3.23	$2.05	$2.29
Stock-based compensation
Prior to the Separation, key employees of the Company participated in various stock-based compensation plans authorized and managed by MDU Resources. All awards granted under the plans were based on MDU Resources’ common shares, however, Knife River recognized the expense for its participants in its financial statements.
At the time of the Separation, each outstanding MDU Resources’ time-vested restricted stock unit and performance share awards held by a Knife River employee was converted into Knife River time-vested restricted stock units. The converted awards will continue to vest over the original vesting period, which is generally three years from the grant date. All performance share awards that were converted at the time of the Separation were first adjusted using a combined performance factor based on MDU Resources’ actual performance as of December 31, 2022. The number of restricted stock units was determined by taking the closing per share price of MDU Resources on May 31, 2023, and dividing by the closing per share price of Knife River on June 1, 2023. The ratio used to convert the MDU Resources’ share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
prior to the Separation. The existing unvested stock-based awards issued through MDU Resources’ stock-based compensation plans were modified in connection with the Separation to maintain an equivalent value immediately before and after Separation. Incremental fair value for unvested awards will be recorded over the remaining vesting periods.
In July 2023, the Company issued restricted stock units to certain key employees under the Knife River Long-Term Incentive Plan. The Company records the compensation expense for restricted stock units using a straight-line amortization method over the requisite service period. The cost for such awards is measured at the grant date fair value. The Company recognizes forfeitures as they occur and trues up expense on a cumulative catch-up basis at the time of any forfeitures.
Income taxes
Knife River and its subsidiaries file consolidated federal income tax returns and combined and separate state income tax returns. Pursuant to the tax sharing agreement that exists between Knife River and its subsidiaries, federal income taxes paid by Knife River, as parent of the consolidated group, are allocated to the individual subsidiaries based on separate company computations of tax. However, all income tax expense is reported within the Corporate Services segment. Knife River makes a similar allocation for state income taxes paid in connection with combined state filings.
The Company provides deferred federal and state income taxes on all temporary differences between the book and tax basis of the Company’s assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records uncertain tax positions in accordance with accounting guidance on accounting for income taxes on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax position will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Tax positions that do not meet the more-likely-than-not criteria are reflected as a tax liability. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes.
Note 3     – Disaggregation of Revenue
In the following table, revenue is disaggregated by category for each reportable segment. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. For more information on the Company’s reportable segments, see Note 15.
Presented in the following tables are the sales of materials to both third parties and internal customers. Due to consolidation requirements, the internal sales revenues must be eliminated against the construction materials product

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
used in the contracting services to arrive at the external operating revenues. Due to the restructuring of segments the 2022 and 2021 information has been recast.

Year ended December 31, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services	Total
	(In thousands)
Aggregates	$104,726	$189,946	$100,505	$152,691	$—	$—	$547,868
Ready-mix concrete	142,291	163,382	120,534	227,735	—	—	653,942
Asphalt	32,178	103,327	112,897	204,018	—	—	452,420
Liquid asphalt	—	—	—	—	253,196	—	253,196
Other	142,742	15,751	16	28,745	49,363	12,414	249,031
Contracting services publicsector	71,362	197,372	308,711	426,318	—	—	1,003,763
Contracting services privatesector	54,978	103,011	124,282	21,276	—	—	303,547
Internal sales	(86,115)	(109,108)	(133,328)	(235,875)	(57,373)	(11,618)	(633,417)
Revenues from contracts with customers	$462,162	$663,681	$633,617	$824,908	$245,186	$796	$2,830,350

Year ended December 31, 2022	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services	Total
	(In thousands)
Aggregates	$92,266	$171,633	$83,343	$149,419	$—	$—	$496,661
Ready-mix concrete	127,569	157,951	106,654	217,335	—	—	609,509
Asphalt	35,735	97,299	93,263	201,171	—	—	427,468
Liquid asphalt	—	—	—	—	207,474	—	207,474
Other	114,079	14,844	36	24,956	45,245	618	199,778
Contracting services publicsector	81,989	173,981	249,573	412,487	—	—	918,030
Contracting services privatesector	47,497	88,713	119,136	14,345	—	—	269,691
Internal sales	(81,105)	(105,647)	(110,095)	(242,563)	(54,006)	(466)	(593,882)
Revenues from contracts with customers	$418,030	$598,774	$541,910	$777,150	$198,713	$152	$2,534,729

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Year ended December 31, 2021	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services	Total
	(In thousands)
Aggregates	$89,913	$135,182	$72,567	$146,348	$—	$—	$444,010
Ready-mix concrete	123,905	152,079	100,412	207,993	—	—	584,389
Asphalt	26,348	78,937	69,310	165,251	—	—	339,846
Liquid asphalt	—	—	—	—	166,052	—	166,052
Other	104,804	12,786	91	22,807	37,714	4	178,206
Contracting services publicsector	83,013	118,970	211,603	363,172	—	—	776,758
Contracting services privatesector	44,603	68,171	112,058	15,881	—	—	240,713
Internal sales	(75,837)	(91,184)	(86,498)	(200,681)	(46,844)	—	(501,044)
Revenues from contracts with customers	$396,749	$474,941	$479,543	$720,771	$156,922	$4	$2,228,930
Note 4    – Uncompleted Contracts
Costs, estimated earnings, and billings on uncompleted contracts at December 31 are summarized as follows:

	2023	2022
	(In thousands)
Costs incurred on uncompleted contracts	$1,395,603	$1,217,480
Estimated earnings	208,926	153,317
	1,604,529	1,370,797
Less billings to date	(1,628,612)	(1,379,495)
Net contract liability	$(24,083)	$(8,698)
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

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Such amounts are included in the accompanying Consolidated Balance Sheets at December 31 under the following captions:

	2023	2022	Change	Location on Consolidated Balance Sheet
	(In thousands)
Contract assets	$27,293	$31,145	$(3,852)	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(51,376)	(39,843)	(11,533)	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(24,083)	$(8,698)	$(15,385)

	2022	2021	Change	Location on Consolidated Balance Sheet
	(In thousands)
Contract assets	$31,145	$22,005	$9,140	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(39,843)	(32,348)	(7,495)	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(8,698)	$(10,343)	$1,645
The Company recognized $37.5 million and $30.2 million in revenue for the years ended December 31, 2023 and 2022, respectively, which was previously included in contract liabilities at December 31, 2022 and 2021, respectively.
The Company recognized a net increase in revenues of approximately $12.3 million and $11.0 million for the years ended December 31, 2023 and 2022, respectively, from performance obligations satisfied in prior periods.
Remaining performance obligations
The remaining performance obligations, also referred to as backlog, include unrecognized revenues that the Company reasonably expects to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. The majority of the Company’s contracts for contracting services have an original duration of less than one year.
At December 31, 2023, the Company’s remaining performance obligations were $662.2 million. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $610.8 million within the next 12 months; $37.1 million within the next 13 to 24 months; and $14.3 million thereafter.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Note 5     – Property, Plant and Equipment
Property, plant and equipment at December 31 was as follows:

	2023	2022	Weighted Average Depreciable Life in Years
	(In thousands)
Land	$154,475	$150,809	—
Aggregate reserves	589,034	592,097	*
Buildings and improvements	216,473	165,833	22.32
Machinery, vehicles and equipment	1,590,908	1,492,506	11.68
Construction in progress	28,844	88,163	—
Less: accumulated depreciation and depletion	1,264,687	1,174,195
Net property, plant and equipment	$1,315,047	$1,315,213
__________________
*Depleted on the units-of-production method based on proven and probable aggregate reserves.
Total depreciation and depletion expense was $119.2 million, $113.6 million and $93.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 6     – Goodwill and Other Intangible Assets
In the fourth quarter of 2023, in connection with the reorganization of the Company’s reporting structure, a portion of the Pacific reporting unit’s businesses were reorganized into the Energy Services reporting unit. As a result of the reorganization, the Company reallocated $5.7 million of the goodwill balance associated with the Pacific reporting unit to the Energy Services reporting unit based on the relative fair values of the Pacific reporting unit components. The estimated fair values were determined using the income approach. The Company reassessed the goodwill in connection with the reorganization and determined there was no impairment.
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at December 31, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$(5,656)	$32,621
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	5,656	9,476
Total	$274,540	$—	$(62)	$—	$274,478

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	Balance at January 1, 2022	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at December 31, 2022
	(In thousands)
Pacific	$38,101	$238	$—	$—	$38,339
Northwest	93,102	—	(2,124)	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	—	3,820
Total	$276,426	$238	$(2,124)	$—	$274,540
Other amortizable intangible assets at December 31, were as follows:

	Average Useful Life In Years	2023	2022
		(In thousands)
Customer relationships	2-7	$18,540	$18,540
Less accumulated amortization		9,102	7,367
		9,438	11,173
Noncompete agreements	1-3	4,039	4,039
Less accumulated amortization		3,473	2,985
		566	1,054
Other	15-20	2,479	5,279
Less accumulated amortization		1,662	4,076
		817	1,203
Total		$10,821	$13,430
Amortization expense for amortizable intangible assets for the years ended December 31, 2023, 2022 and 2021, was $2.6 million, $2.8 million and $2.6 million, respectively. Estimated amortization expense for identifiable intangible assets as of December 31, 2023, was:

	2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Amortization expense	$2,228	$1,919	$1,739	$1,716	$1,672	$1,547
Note 7     – Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value guidance establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs. The estimated fair values of the Company’s assets and liabilities measured on a recurring basis are determined using the market approach.
Financial Instruments Measured at Fair Value on a Recurring Basis
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for the Company’s executive officers and certain key management employees, and invests in these fixed-income and

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $24.9 million and $20.1 million as of December 31, 2023 and 2022, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments for the years ended December 31, 2023 and 2021, were $1.9 million and $1.4 million, respectively. The net unrealized losses on these investments for the year ended December 31, 2022, were $2.8 million. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.
As part of the Separation, the Company retired certain insurance contracts used to satisfy its obligations under its unfunded, nonqualified defined contribution plan for the Company's executive officers and certain key management employees. The proceeds of the retired contracts totaled $5.3 million, which were used to purchase life insurance policies and re-invested in fixed-income and equity securities in the fourth quarter of 2023.
The Company’s assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$3,241	$—	$3,241
Insurance contracts*	—	24,896	—	24,896
Total assets measured at fair value	$—	$28,137	$—	$28,137
__________________
*The insurance contracts invest approximately 40 percent in fixed-income investments, 19 percent in common stock of large-cap companies, 18 percent in cash equivalents, 8 percent in target date investments, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies and 1 percent in international investments.

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
	(In thousands)
Assets:
Money market funds	$—	$2,448	$—	$2,448
Insurance contracts*	—	20,083	—	20,083
Total assets measured at fair value	$—	$22,531	$—	$22,531
__________________
*The insurance contracts invest approximately 63 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.
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

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
Nonfinancial Instruments Measured at Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard to its nonrecurring, non-financial measurements, including long-lived asset impairments. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

December 31, 2023
(In thousands)
Carrying amount	$696,985
Fair value	$725,086
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 8     – Debt
Certain debt instruments of the Company contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which management believes the Company, as applicable, was in compliance with at December 31, 2023. In the event the Company does not comply with the applicable covenants and other conditions, it would be in default on its agreements and alternative sources of funding may need to be pursued.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at December 31, 2023	December 31, 2023
		(In thousands)
Term loan agreement due on May 31, 2028	7.24%	$271,562
Senior notes due on May 1, 2031	7.75%	425,000
Other notes due on January 1, 2061	—%	423
Less unamortized debt issuance costs		15,326
Total long-term debt		681,659
Less current maturities		7,082
Net long-term debt		$674,577
Senior Notes
On April 25, 2023, the Company issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Term Loan and Revolving Credit Facility
On May 31, 2023, the Company entered into a five-year secured credit agreement, which provides for a $275.0 million term loan and a $350.0 million revolving credit facility. As of December 31, 2023, the Company had no borrowings outstanding under the revolving credit facility and had a borrowing capacity of $329.0 million under the revolving credit facility, which is net of $21.0 million of outstanding letters of credit.
The secured credit agreement bears interest equal to, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50 percent, and (c) SOFR plus 1.10 percent, plus an applicable margin of 0.75 percent to 1.50 percent, based upon the Company’s leverage ratio, for base rate loans or (ii) a SOFR rate determined by the interest period relevant to such borrowing plus an applicable margin of 1.75 percent to 2.50 percent, based upon the Company’s leverage ratio. The Company will incur a quarterly commitment fee on the undrawn portion of the revolving credit facility of 0.25 percent to 0.50 percent, based on the Company’s leverage ratio.
The term loan has a mandatory annual amortization of 2.50 percent for years one and two, 5.00 percent for years three and four, and 7.50 percent in the fifth year. The agreement contains customary covenants and provisions, including a covenant of Knife River not to permit, at any time, the ratio of total debt to trailing twelve month Adjusted EBITDA, as defined by the agreement, to be greater than 4.75 to 1.00. The agreement also contains an interest coverage ratio covenant stating that Knife River’s trailing twelve month Adjusted EBITDA, as defined by the agreement, to interest expense is to be no less than 2.25 to 1.00. The covenants also include restrictions on the sale of certain assets, loans and investments.
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, for the five years and thereafter following December 31, 2023, were as follows:

	2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Long-term debt maturities	$7,082	$10,520	$13,759	$17,187	$223,437	$425,000
Note 9    – Leases
Most of the leases the Company enters into are for equipment, buildings and vehicles as part of their ongoing operations. The Company determines if an arrangement contains a lease at inception of a contract and accounts for all leases in accordance with ASC 842 - Leases.
Lessee accounting
The leases the Company has entered into as part of its ongoing operations are considered operating leases and are recognized on the Consolidated Balance Sheets as operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities. The corresponding lease costs are included in cost of revenue and selling, general and administrative expenses on the Consolidated Statements of Operations.
Generally, the leases for vehicles and equipment have a term of five years or less and buildings have a longer term of up to 35 years or more. To date, the Company does not have any residual value guarantee amounts probable of being owed to a lessor, financing leases or material agreements with related parties.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following tables provide information on the Company’s operating leases at and for the years ended December 31:

	2023	2022	2021
	(In thousands)
Lease costs:
Operating lease cost	$18,199	$17,941	$21,914
Variable lease cost	383	98	84
Short-term lease cost	53,987	55,871	53,016
Total lease costs	$72,569	$73,910	$75,014

	2023	2022
	(Dollars in thousands)
Weighted average remaining lease term	1.62 years	2.03 years
Weighted average discount rate	5.13%	4.05%
Cash paid for amounts included in the measurement of lease liabilities	$18,199	$17,941
The reconciliation of future undiscounted cash flows to operating lease liabilities presented on the Consolidated Balance Sheet at December 31, 2023, was as follows (in thousands):

2024	$14,128
2025	10,286
2026	7,207
2027	5,115
2028	3,174
Thereafter	13,329
Total	53,239
Less discount	8,533
Total operating lease liabilities	$44,706
Note 10    – Asset Retirement Obligations
The Company has asset retirement obligations, which are liabilities associated with its legally required obligations to reclaim owned and leased aggregate properties, asphalt plant sites, ready-mix plant sites and other properties. For the years ended December 31, 2023 and 2022, the current portion of the Company’s liability, which is included in other accrued liabilities, was $6.9 million and $4.4 million, respectively, and the noncurrent amount, which is included in other liabilities, was $34.9 million and $33.0 million, respectively. Total accretion and depreciation expenses for the years ended December 31, 2023, 2022 and 2021, were $2.6 million, $2.1 million and $2.1 million, respectively, and are included in cost of revenue on the Consolidated Statements of Operations. A reconciliation of the Company’s liability for the years ended December 31 was as follows:

	2023	2022
	(In thousands)
Balance at beginning of year	$37,361	$33,406
Liabilities incurred	5,190	4,657
Liabilities settled	(2,726)	(2,117)
Accretion expense	1,957	1,415
Balance at end of year	$41,782	$37,361

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Note 11    – Equity
On May 31, 2023, the Company issued 56,997,350 shares of common stock with a par value of $0.01 in connection with the Separation.
The Company historically held 538,921 shares of MDU Resources common stock through one of its subsidiaries. The historical shares are presented as MDU Resources’ stock held by subsidiary on the Consolidated Statements of Equity. In connection with the Separation, Knife River entered into an agreement with MDU Resources to transfer the stock of MDU Resources held by its subsidiary to MDU Resources in exchange for 431,136 shares of Knife River common stock. The number of shares transferred to Knife River was based on the value of the stock at the time of the Separation. The historical MDU Resources common stock held by the subsidiary at cost of $3.6 million at December 31, 2023, on the Consolidated Balance Sheets reflects the value of the MDU Resources common stock at the time it was granted to Knife River’s subsidiary. The 431,136 shares of Knife River common stock are presented as Treasury stock held at cost in the Consolidated Balance Sheet and reduce the number of common stock shares outstanding.
Note 12    – Stock-Based Compensation
Prior to the Separation, key employees of the Company participated in various stock-based compensation plans authorized and managed by MDU Resources. All awards granted under the plans were based on MDU Resources’ common shares, however, Knife River recognized the expense for its participants in its financial statements.
At the time of Separation, all outstanding stock-based compensation shares of MDU Resources were converted into Knife River restricted stock units. Restricted stock units are valued based on the closing stock price on the grant date. The conversion of the stock and the fair value of the awards was determined using the policies described in Note 2. As a result of the modification, Knife River incurred $194,000 of incremental compensation expense related to the conversion of only the restricted stock units, which is being recognized over the remaining service periods of the applicable awards. There was no incremental compensation expense incurred related to the performance share awards.
The Company has a stock-based compensation plan under which it is currently authorized to grant 2.5 million restricted stock units and other stock awards. As of December 31, 2023, there were 2.4 million shares available to grant under this plan. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
Total stock-based compensation expense (after tax) was $2.7 million, $1.2 million and $1.4 million in 2023, 2022 and 2021, respectively. The Company uses the straight-line amortization method to recognize compensation expense related to restricted stock units, which only has a service condition. As of December 31, 2023, total remaining unrecognized compensation expense related to the restricted stock units was approximately $5.0 million (before income taxes), which will be amortized over a weighted average period of 1.8 years.
Stock Awards
Non-employee directors receive shares of common stock in addition to and in lieu of cash payments for directors’ fees. There were 12,192 shares with a fair value of $702,000 issued to non-employee directors during the year ended December 31, 2023.
Restricted stock units
In February 2023, 2022 and 2021, key employees of the Company were granted restricted stock units under MDU Resources’ long-term performance-based incentive plan authorized by MDU Resources’ compensation committee. The compensation committee has the authority to select the recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants. The shares vest over three years, contingent on continued employment. Compensation expense is recognized over the vesting period. As previously discussed, the outstanding restricted stock awards granted to Knife River employees were converted to restricted

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
stock units of Knife River in connection with the Separation. At the time of the Separation, the outstanding performance share awards were also converted to restricted stock units of Knife River as shown in the table later in this Note.
In July 2023, key employees of the Company were granted restricted stock units under Knife River’s long-term performance-based incentive plan authorized by the Company’s compensation committee. The compensation committee has the authority to select the recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants. The shares vest over three years, contingent on continued employment. Compensation expense is recognized over the vesting period.
As of December 31, 2023, the outstanding restricted stock units were as follows:

Grant Date	Service Period	Number of Shares	Weighted Average Grant-Date Fair Value
May 2023	2022-2024	66,887	$36.60
May 2023	2023-2025	82,680	$36.60
July 2023	2023-2025	71,650	$43.00
Historical performance share awards
In February 2022 and 2021, key employees of the Company were granted performance share awards under MDU Resources’ long-term performance-based incentive plan authorized by MDU Resources’ compensation committee. The compensation committee has the authority to select the recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants. Share awards are generally earned over a three-year vesting period and tied to specific financial metrics. Upon vesting, participants may receive dividends that accumulate during the vesting period. Share awards were generally earned over a three-year vesting period and tied to financial metrics. However, as previously discussed, the outstanding performance share awards of Knife River employees were converted to restricted stock units of Knife River in connection with the Separation.
Under the market condition for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares based on MDU Resources’ total stockholder return relative to that of the selected peer group. Compensation expense was based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for grants applicable to the market condition for certain performance shares issued in 2022 and 2021 were:

	2022			2021
Weighted average grant date fair value	$36.25			$37.96
Blended volatility range	24.07%	-	31.41%	35.37%	-	46.35%
Risk-free interest rate range	0.71%	-	1.68%	0.02%	-	0.20%
Weighted average discounted dividends per share	$2.93			$3.16
Under the performance conditions for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares. The performance conditions were based on MDU Resources’ compound annual growth rate in earnings from continuing operations. The weighted average grant-date fair value per share for the performance shares applicable to these performance conditions issued in 2022 and 2021 was $27.73 and $27.35, respectively. The fair value of the performance shares that vested during the years ended December 31, 2022 and 2021, was $962,000 and $1.7 million, respectively.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
For the year ended December 31, 2023, the following summarizes the activity of the performance share awards to the converted Knife River restricted stock units.

	Performance Share Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at the beginning of period	69,601	$32.32	23,197	$27.54
Granted pre-Separation by MDU Resources	—		81,507	$31.16
Adjustments for performance	(13,261)	$32.51	—
Forfeited pre-Separation	(4,510)	$32.29	(4,941)	$30.06
Nonvested pre-Separation	51,830	$32.27	99,763	$30.37
Conversion to Knife River restricted stock units	(51,830)		125,050
Granted post Separation	—		71,650
Vested shares	—		(53,958)
Forfeited post Separation	—		(21,288)
Nonvested at end of period	—		221,217
Note 13    – Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss is comprised of losses on derivative instruments qualifying as hedges and postretirement liability adjustments.
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Post-retirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(418)	$(24,072)	$(24,490)
Other comprehensive income before reclassifications	—	10,935	10,935
Amounts reclassified from accumulated other comprehensive loss	328	875	1,203
Net current-period other comprehensive income	328	11,810	12,138
At December 31, 2022	(90)	(12,262)	(12,352)
Other comprehensive income before reclassifications	—	751	751
Amounts reclassified from accumulated other comprehensive loss	90	192	282
Net current-period other comprehensive income	90	943	1,033
At December 31, 2023	$—	$(11,319)	$(11,319)

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parentheses indicate a decrease to net income on the Consolidated Statements of Operations. The reclassifications for the years ended December 31 were as follows:

	2023	2022	2021	Location on Consolidated Statements of Income
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(118)	$(435)	$(439)	Interest expense
	28	107	107	Income taxes
	(90)	(328)	(332)
Amortization of postretirement liability losses included in net periodic benefit cost	(256)	(1,167)	(1,453)	Other income (expense)
	64	292	363	Income taxes
	(192)	(875)	(1,090)
Total reclassifications	$(282)	$(1,203)	$(1,422)
Note 14    – Cash Flow Information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2023	2022	2021
	(In thousands)
Interest paid, net	$54,925	$28,148	$19,121
Income taxes paid, net	$76,689	$21,186	$34,784
Noncash investing and financing transactions at December 31 were as follows:

	2023	2022	2021
	(In thousands)
Property, plant and equipment additions in accounts payable	$12,672	$13,965	$15,840
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,967	$11,763	$11,497
Equity contribution from Centennial related to the Separation	$64,724	$—	$—
Equity contribution to MDU Resources for asset/liability transfers related to the Separation	$(1,537)	$—	$—
MDU Resources’ stock issued in connection with a business combination	$383	$7,304	$—
Debt assumed in connection with a business combination	$—	$—	$10
Accrual for holdback payment related to a business combination	$—	$70	$—
Note 15    – Business Segment Data
The Company focuses on the vertical integration of its products and services by offering customers a single-source for construction materials and related contracting services. The Company operates in 14 states across the United States. Its operating segments include: Pacific, Northwest, Mountain, North Central, South and Energy Services. The operating segments are used to determine the Company’s reportable segments and are based on the Company’s method of internal reporting and management of the business. There are five reportable segments, four of which are aligned by key geographic areas due to the production of construction materials and related contracting services and one of which is based on product line. The Energy Services segment, which has locations throughout

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
the Company’s geographic footprint, produces and supplies liquid asphalt and related services. Each segment is led by a segment manager that reports to the Company’s chief operating officer who is also the Company’s chief operating decision maker. The Company’s chief operating decision maker evaluates the performance of the segments and allocates resources to them based on earnings before interest, taxes, depreciation, depletion and amortization.
In the fourth quarter of 2023, the Company completed a reorganization of its reporting structure, which has resulted in changes being made to the management of its business to best align with its strategies. Based on how the chief operating decision maker manages the Company, the reportable segments are: Pacific, Northwest, Mountain, Central and Energy Services. The Company also has the Corporate Services segment. As a result of the reorganization, the liquid asphalt and related services portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. All periods have been recast to conform with the revised presentation.
Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt, and contracting services, while the Energy Services segment produces and supplies liquid asphalt, primarily for use in asphalt road construction, and is a supplier to some of the other segments. Each geographic segment mines, processes, and sells construction aggregates (crushed stone and sand and gravel); produces and sells asphalt; and produces and sells ready-mix concrete as well as vertically integrating its contracting services to support the aggregate based product lines including heavy-civil construction, asphalt and concrete paving, and site development and grading. Although not common to all locations, the geographic segments also sell cement, merchandise and other building materials and related services.
Corporate Services represents the unallocated costs of certain corporate functions, such as accounting, legal, treasury, information technology, human resources; and other corporate expenses that support the operating segments. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties. The accounting policies applicable to each segment are consistent with those used in the audited consolidated financial statements.
The information below follows the same accounting policies as described in Note 2. Information on the Company’s segments as of December 31, and for the years then ended was as follows:

	2023	2022	2021
	(In thousands)
External operating revenues:
Pacific	$462,162	$418,030	$396,749
Northwest	663,681	598,774	474,941
Mountain	633,617	541,910	479,543
Central	824,908	777,150	720,771
Energy Services	245,186	198,713	156,922
Corporate Services	796	152	4
Total external operating revenues	$2,830,350	$2,534,729	$2,228,930

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
Intersegment operating revenues:
Pacific	$86,115	$81,105	$75,837
Northwest	109,108	105,647	91,184
Mountain	133,328	110,095	86,498
Central	235,875	242,563	200,681
Energy Services	57,373	54,006	46,844
Corporate Services	11,618	466	—
Total intersegment operating revenues	$633,417	$593,882	$501,044

EBITDA:
Pacific	$56,206	$44,044	$57,915
Northwest	121,098	103,885	80,624
Mountain	103,142	72,604	65,017
Central	116,653	86,572	81,459
Energy Services	78,124	28,310	31,564
Corporate Services	(53,219)	(28,675)	(23,173)
Total segment EBITDA	$422,004	$306,740	$293,406

Capital expenditures:
Pacific	$21,512	$31,462	$25,154
Northwest	31,653	60,697	278,946
Mountain	25,506	35,098	47,648
Central	39,302	46,574	51,144
Energy Services	4,099	5,651	4,577
Corporate Services	918	2,365	10,055
Total capital expenditures*	$122,990	$181,847	$417,524

Assets:
Pacific	$432,820	$408,805	$384,573
Northwest	781,640	772,159	714,098
Mountain	315,661	293,121	278,608
Central	663,134	607,200	603,008
Energy Services	128,383	138,323	131,244
Corporate Services	278,175	74,711	70,293
Total assets	$2,599,813	$2,294,319	$2,181,824

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
Property, plant and equipment:
Pacific	$528,008	$517,794	$490,499
Northwest	839,060	813,513	759,482
Mountain	419,537	400,907	369,732
Central	646,929	615,893	594,330
Energy Services	102,844	98,698	93,272
Corporate Services	43,356	42,603	40,383
Less accumulated depreciation and depletion	1,264,687	1,174,195	1,097,388
Net property, plant and equipment	$1,315,047	$1,315,213	$1,250,310
__________________
*Capital expenditures for 2023, 2022 and 2021 include noncash transactions for capital expenditure-related accounts payable, the issuance of equity securities in connection with an acquisition and accrual of a holdback payment in connection with an acquisition totaling $(910,000), $(5.4) million and $(8.1) million, respectively.
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	2023	2022	2021
	(In thousands)
Total reportable segment operating revenues	$3,451,353	$3,127,993	$2,729,970
Corporate Services revenue	12,414	618	4
Less:
Elimination of intersegment operating revenues	633,417	593,882	501,044
Total consolidated operating revenues	$2,830,350	$2,534,729	$2,228,930
A reconciliation of reportable segment assets to consolidated assets is as follows:

	2023	2022	2021
	(In thousands)
Total assets for reportable segments	$2,321,637	$2,219,608	$2,111,531
Other assets	4,049,800	3,439,435	3,239,393
Less:
Elimination of intercompany receivables and investment in subsidiaries	3,771,624	3,364,724	3,169,100
Total consolidated assets	$2,599,813	$2,294,319	$2,181,824
A reconciliation of reportable segment EBITDA to consolidated income before income taxes is as follows:

	2023	2022	2021
	(In thousands)
Total EBITDA for reportable segments	$475,223	$335,415	$316,579
Corporate Services EBITDA	(53,219)	(28,675)	(23,173)
Less:
Depreciation, depletion and amortization	123,805	117,798	100,974
Interest expense, net*	52,891	30,121	19,218
Total consolidated income before income taxes	$245,308	$158,821	$173,214
__________________
*Interest expense, net is interest expense net of interest income

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Note 16    – Income Taxes
Income tax expense on the Consolidated Statements of Operations for the years ended December 31 was as follows:

	2023	2022	2021
	(In thousands)
Current:
Federal	$45,746	$27,293	$4,270
State	18,296	13,230	6,331
	64,042	40,523	10,601
Deferred:
Income taxes:
Federal	263	1,715	26,793
State	(1,869)	363	6,065
	(1,606)	2,078	32,858
Total income tax expense	$62,436	$42,601	$43,459
Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2023	2022
	(In thousands)
Deferred tax assets:
Deferred compensation/compensation related	$22,358	$15,329
Operating lease liabilities	11,468	11,804
Asset retirement obligations	10,862	9,687
Net operating loss/credit carryforward	10,811	12,039
Accrued pension costs	10,556	11,070
Capitalized inventory overheads	7,388	7,260
Other	9,458	8,412
Total deferred tax assets	$82,901	$75,601

	2023	2022
	(In thousands)
Deferred tax liabilities:
Basis differences on property, plant and equipment	$206,507	$203,099
Intangible assets	12,220	10,975
Operating lease right-of-use-assets	11,468	11,804
Other	16,437	13,488
Total deferred tax liabilities	246,632	239,366
Valuation allowance	10,811	12,039
Net deferred income tax liability	$(174,542)	$(175,804)
As of December 31, 2023 and 2022, the Company had various state income tax net operating loss carryforwards of $133.6 million and $160.1 million, respectively, and federal and state income tax credit carryforwards, excluding alternative minimum tax credit carryforwards, of $591,000 for both years. The state income tax credit carryforwards

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
are due to expire in 2024. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future.
The following table reconciles the change in the net deferred income tax liability from December 31, 2022, to December 31, 2023, to deferred income tax expense:

	2023	2022
	(In thousands)
Change in net deferred income tax liability from the preceding table	$(1,262)	$7,278
Deferred income taxes established due to an acquisition	—	(1,215)
Deferred taxes associated with other comprehensive loss	(344)	(3,985)
Deferred income tax expense for the period	$(1,606)	$2,078
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2023		2022		2021
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$51,515	21.0	$33,353	21.0	$36,375	21.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax	12,756	5.2	9,702	6.1	9,429	5.4
Depletion allowance	(2,756)	(1.1)	(2,123)	(1.3)	(1,893)	(1.1)
Other	921	0.4	1,669	1.0	(452)	(0.2)
Total income tax expense	$62,436	25.5	$42,601	26.8	$43,459	25.1
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for years ending prior to 2020. With few exceptions, as of December 31, 2023, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending prior to 2020.
For the years ended December 31, 2023, 2022 and 2021, total reserves for uncertain tax positions were not material. The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in income tax expense.
Note 17    – Employee Benefit Plans
Pension and other postretirement benefit plans
The Company participates in self-sponsored qualified defined benefit pension plans which are accounted for as single-employer plans and are reflected in the Company’s audited consolidated financial statements. The Company uses a measurement date of December 31 for all its pension and postretirement benefit plans. Prior to 2010, defined benefit pension plan benefits and accruals for the nonunion plan were frozen and on June 30, 2015, the remaining union plan was frozen. These employees were eligible to receive additional defined contribution plan benefits.
Prior to the Separation, the Company participated in a multiple-employer postretirement benefit plan sponsored by MDU Resources. In connection with the Separation, the Company assumed all the obligations and liabilities of Knife River’s employees in that plan, along with all MDU Resources employees that transferred to Knife River as a result of the Separation. Subsequent to the Separation, the postretirement benefit plans in which the Company participates are single employer plans. Employees hired after December 31, 2010 are not eligible for retiree medical

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
benefits. Effective January 1, 2011, eligibility to receive retiree medical benefits was modified such that eligible employees who attained age 55 with 10 years of continuous, full‐time service by December 31, 2010, will have an option to select one of two retiree medical insurance benefits. All other eligible employees must meet the new eligibility criteria of age 60 and 10 years of continuous, full‐time service at the time they retire. These employees will be eligible for a company funded retiree reimbursement account. Employees hired after December 31, 2014 are not eligible for retiree medical benefits.
In 2012, the Company modified health care coverage for certain retirees. Effective January 1, 2013, post-65 coverage was replaced by a fixed-dollar subsidy for retirees and spouses to be used to purchase individual insurance through a healthcare exchange.
Changes in benefit obligation and plan assets and amounts recognized in the Consolidated Balance Sheets at December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$33,758	$44,363	$14,616	$19,480
Service cost	—	—	361	522
Interest cost	1,633	1,127	721	514
Plan participants’ contributions	—	—	—	3
Actuarial (gain) loss	477	(9,174)	(346)	(5,319)
Benefits paid	(2,488)	(2,558)	(593)	(584)
Benefit obligation at end of year	33,380	33,758	14,759	14,616
Change in net plan assets:
Fair value of plan assets at beginning of year	28,431	39,345	(314)	314
Actual return on plan assets	3,074	(8,356)	321	(473)
Employer contribution	1,170	—	586	426
Plan participants’ contributions	—	—	—	3
Benefits paid	(2,488)	(2,558)	(593)	(584)
Fair value of net plan assets at end of year	30,187	28,431	—	(314)
Funded status - under	$(3,193)	$(5,327)	$(14,759)	$(14,930)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Other accrued liabilities	$—	$—	$699	$1,044
Noncurrent liabilities - other	3,193	5,327	14,060	13,886
Benefit obligation liabilities	$3,193	$5,327	$14,759	$14,930
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial (gain) loss	$17,780	$19,087	$(2,560)	$(2,057)
Prior service credit	—	—	(30)	(109)
Total	$17,780	$19,087	$(2,590)	$(2,166)
Employer contributions and benefits paid in the preceding table include only those amounts contributed directly to, or paid directly from, plan assets.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
In 2023, the actuarial loss recognized in the pension benefit obligation was largely the combination of losses resulting from decreased discount rates, offset in part by higher asset gains. The actuarial gain recognized in the other postretirement benefit obligation was largely the combinations of gains due to a decrease in expected claims, offset in part by losses resulting from decreased discount rates. In 2022, the actuarial gain recognized in the benefit obligation was primarily the result of an increase in the discount rate. For more information on the discount rates, see the table below. Unrecognized pension actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of assets are amortized over the average life expectancy of plan participants for frozen plans. The market-related value of assets is determined using a five years average of assets.
The pension plans all have accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31, were as follows:

	2023	2022
	(In thousands)
Projected benefit obligation	$33,380	$33,758
Accumulated benefit obligation	$33,380	$33,758
Fair value of plan assets	$30,187	$28,431
The components of net periodic benefit cost (credit), other than the service cost component, are included in other income (expense) on the Consolidated Statements of Operations. Prior service credit is amortized on a straight-

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
line basis over the average remaining service period of active participants. These components related to the Company’s pension and other postretirement benefit plans for the years ended December 31, were as follows:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$—	$361	$522	$567
Interest cost	1,633	1,127	1,053	721	514	492
Expected return on assets	(1,800)	(1,973)	(2,028)	11	(12)	(19)
Amortization of prior service credit	—	—	—	(79)	(79)	(79)
Amortization of actuarial gain (loss)	510	856	971	(175)	351	135
Net periodic benefit cost (credit)	343	10	(4)	839	1,296	1,096
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Net (gain) loss	(797)	1,155	(162)	(678)	(4,833)	(2,763)
Amortization of actuarial gain (loss)	(510)	(856)	(1,108)	175	(351)	(135)
Amortization of prior service credit	—	—	—	79	79	90
Total recognized in accumulated other comprehensive loss	(1,307)	299	(1,270)	(424)	(5,105)	(2,808)
Total recognized in net periodic benefit cost (credit) and accumulated other comprehensive loss	$(964)	$309	$(1,274)	$415	$(3,809)	$(1,712)
Weighted average assumptions used to determine benefit obligations at December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Discount rate	4.83%	5.06%	4.84%	5.07%
Expected return on plan assets	6.50%	6.50%	—%	6.00%
Rate of compensation increase	N/A	N/A	4.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Discount rate	5.06%	2.62%	5.06%	2.69%
Expected return on plan assets	6.50%	6.00%	6.00%	5.50%
Rate of compensation increase	N/A	N/A	3.00%	3.00%

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2023, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 40 percent to 50 percent equity securities and 50 percent to 60 percent fixed-income securities and the expected rate of return from these asset categories.
Health care rate assumptions for the Company’s other postretirement benefit plans as of December 31, were as follows:

	2023	2022
Health care trend rate assumed for next year	7.5%	7.5%
Health care cost trend rate – ultimate	4.5%	4.5%
Year in which ultimate trend rate achieved	2034	2033
The Company’s other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree’s age and years of service at retirement or the date of retirement. The Company contributes a flat dollar amount to the monthly premiums, which is updated annually on January 1.
The Company expects to contribute $912,000 and $700,000 to its defined benefit pension and postretirement benefit plans in 2024, respectively.
The following benefit payments, which reflect future service, as appropriate, at December 31, 2023, are as follows:

Years	Pension Benefits	Other Postretirement Benefits
	(In thousands)
2024	$2,890	$695
2025	2,780	867
2026	2,740	1,053
2027	2,680	1,136
2028	2,620	1,235
2029-2033	12,200	6,507
Outside investment managers manage the Company’s pension and postretirement assets. The Company’s investment policy with respect to pension and other postretirement assets is to make investments solely in the interest of the participants and beneficiaries of the plans and for the exclusive purpose of providing benefits accrued and defraying the reasonable expenses of administration. The Company strives to maintain investment diversification to assist in minimizing the risk of large losses. The Company’s policy guidelines allow for investment of funds in cash equivalents, fixed-income securities and equity securities. The guidelines prohibit investment in commodities and futures contracts, equity private placement, employer securities, leveraged or derivative securities, options, direct real estate investments, precious metals, venture capital and limited partnerships. The guidelines also prohibit short selling and margin transactions. The Company’s practice is to periodically review and rebalance asset categories based on its targeted asset allocation percentage policy.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value ASC establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs. The estimated fair values of the Company’s pension plans’ assets are determined using the market approach.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The carrying value of the pension plans’ Level 2 cash equivalents approximates fair value and is determined using observable inputs in active markets or the net asset value of shares held at year end, which is determined using other observable inputs, including pricing from outside sources.
The estimated fair value of the pension plans’ Level 1 and Level 2 equity securities are based on the closing price reported on the active market on which the individual securities are traded or other known sources including pricing from outside sources. The estimated fair value of the pension plans’ Level 1 and Level 2 collective and mutual funds are based on the net asset value of shares held at year end, based on either published market quotations on active markets or other known sources, including pricing from outside sources. The estimated fair value of the pension plans’ Level 2 corporate and municipal bonds is determined using other observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers, future cash flows and other reference data. The estimated fair value of the pension plans’ Level 1 U.S. Government securities are valued based on quoted prices on an active market. The estimated fair value of the pension plans’ Level 2 U.S. Government securities are valued mainly using other observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers, to be announced prices, future cash flows and other reference data. The estimated fair value of the pension plans’ Level 2 pooled separate accounts are determined using observable inputs in active markets or the net asset value of shares held at year end, or other observable inputs. Some of these securities are valued using pricing from outside sources.
All investments measured at net asset value in the tables that follow are invested in commingled funds, separate accounts or common collective trusts which do not have publicly quoted prices. The fair value of the commingled funds, separate accounts and common collective trusts are determined based on the net asset value of the underlying investments. The fair value of the underlying investments held by the commingled funds, separate accounts and common collective trusts is generally based on quoted prices in active markets.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
The fair value of the Company’s pension plans’ assets by class were as follows:

	Fair Value Measurements at December 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
	(In thousands)
Assets:
Cash equivalents	$—	$1,021	$—	$1,021
Collective and mutual funds(a)	25,981	2,565	—	28,546
Investments measured at net asset value(b)	—	—	—	620
Total assets measured at fair value	$25,981	$3,586	$—	$30,187
__________________
(a)Collective and mutual funds invest approximately 33 percent in corporate bonds, 23 percent in U.S. Government securities, 15 percent in common stock of large-cap U.S. companies, 13 percent in other investments, 8 percent in common stock of international companies and 8 percent in cash and cash equivalents.
(b)In accordance with ASC 820 - Fair Value, Measurements certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the Consolidated Balance Sheets.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
	(In thousands)
Assets:
Cash equivalents	$—	$859	$—	$859
Equity securities:
U.S. companies	777	—	—	777
International companies	—	49	—	49
Collective and mutual funds(a)	12,729	3,508	—	16,237
Corporate bonds	—	8,554	—	8,554
Municipal bonds	—	621	—	621
U.S. Government securities	320	92	—	412
Pooled separate accounts(b)	—	337	—	337
Investments measured at net asset value(c)	—	—	—	585
Total assets measured at fair value	$13,826	$14,020	$—	$28,431
__________________
(a)Collective and mutual funds invest approximately 29 percent in corporate bonds, 24 percent in common stock of large-cap U.S. companies, 16 percent in common stock of international companies, 7 percent in cash and cash equivalents, 7 percent in U.S. Government securities and 17 percent in other investments.
(b)Pooled separate accounts are invested 100 percent in cash and cash equivalents.
(c)In accordance with ASC 820 - Fair Value, Measurements certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the Consolidated Balance Sheets.
The estimated fair values of the Company’s other postretirement benefit plans’ assets are determined using the market approach.
The estimated fair value of the other postretirement benefit plans’ Level 2 cash equivalents is valued at the net asset value of shares held at year end, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the other postretirement benefit plans’ Level 1 and Level 2 equity securities is based on the closing price reported on the active market on which the individual securities are traded or other known sources, including pricing from outside sources. The estimated fair value of the other postretirement benefit plans’ Level 2 insurance contract is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
Due to the Separation, there are no assets in the postretirement benefit plans as of May 31, 2023.
The fair value of the Company’s other postretirement benefit plans’ assets (excluding cash) by asset class were as follows:

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
	(In thousands)
Assets:
Cash equivalents	$—	$(17)	$—	$(17)
Equity securities:
U.S. companies	(11)	—	—	(11)
Insurance contract*	—	(286)	—	(286)
Total assets measured at fair value	$(11)	$(303)	$—	$(314)
__________________
*The insurance contract invests approximately 69 percent in corporate bonds, 14 percent in common stock of large-cap U.S. companies, 13 percent in U.S. government securities, and 4 percent in common stock of small-cap U.S. companies.
Nonqualified benefit plans
Prior to the Separation, the Company participated in unfunded, nonqualified defined benefit plans sponsored by MDU Resources. In connection with the Separation, the Company assumed all the obligations and liabilities of Knife River’s employees in those plans, along with all MDU Resources employees that transferred to Knife River as a result of the Separation. Subsequent to the Separation, the unfunded, nonqualified defined benefit plans in which the Company participates are single employer plans for executive officers and certain key management employees. The plans generally provide for defined benefit payments at age 65 following the employee’s retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, MDU Resources froze the unfunded, nonqualified defined benefit plans to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained.
The projected benefit obligation and accumulated benefit obligation for the Company’s participants in these plans at December 31, were as follows:

	2023	2022
	(In thousands)
Projected benefit obligation	$15,873	$16,047
Accumulated benefit obligation	$15,873	$16,047
The components of net periodic benefit cost are included in other income (expense) on the Consolidated Statements of Operations. These components related to the Company’s participation in the nonqualified defined benefit plans for the years ended December 31, were as follows:

	2023	2022	2021
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$765	$460	$407
Recognized net actuarial loss	—	39	223
Net periodic benefit cost	$765	$499	$630

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Weighted average assumptions used at December 31, were as follows:

	2023	2022
Benefit obligation discount rate	4.74%	4.97%
Benefit obligation rate of compensation increase	N/A	N/A
Net periodic benefit cost discount rate	4.93%	2.38%
Net periodic benefit cost rate of compensation increase	N/A	N/A
The amount of future benefit payments for the unfunded, nonqualified defined benefit plans at December 31, 2023 are expected to aggregate as follows:

	2024	2025	2026	2027	2028	2029-2033
	(In thousands)
Nonqualified benefits	$1,620	$1,720	$1,700	$1,650	$1,690	$5,600
Prior to the Separation, the Company participated in nonqualified defined contribution plans for certain key management employees sponsored by MDU Resources. In connection with the Separation, the Company assumed all the obligations and liabilities of Knife River’s employees in those plans, along with all MDU Resources’ employees that transferred to Knife River as a result of the Separation. In 2020, the MDU Resources’ plan was frozen to new participants and no new Company contributions were made to the plan after December 31, 2020. Vesting for participants not fully vested was retained. MDU Resources adopted a new nonqualified defined contribution plan in 2020, effective January 1, 2021, to replace the plan originally established in 2012 with similar provisions. Expenses incurred by Knife River under these plans for 2023, 2022 and 2021 were $1.5 million, $1.2 million and $900,000, respectively.
The amount of investments that the Company anticipates using to satisfy obligations under these plans at December 31, was as follows:

	2023	2022
	(In thousands)
Investments
Insurance contract*	$24,896	$20,083
Life insurance**	7,175	7,234
Other	3,241	2,448
Total investments	$35,312	$29,765
__________________
*For more information on the insurance contract, see Note 7.
**Investments of life insurance are carried on plan participants (payable upon the employee’s death).
Defined contribution plans
Knife River sponsors a defined contribution plan in which the Company participates. The costs incurred by the Company under this plan for eligible employees were $31.1 million, $27.6 million and $26.6 million in 2023, 2022 and 2021, respectively.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Multiemployer plans
The Company contributes to a number of MEPPs under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
•Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company chooses to stop participating in some of its MEPPs, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company’s participation in these plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2023, 2022 and 2021 is for the plan’s year-end at December 31, 2022, December 31, 2021 and December 31, 2020, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the “red zone,” or critical status, are generally less than 65 percent funded, plans in the “yellow zone,” or endangered status, are between 65 percent and 80 percent funded, and plans in the “green zone,” or healthy status, are at least 80 percent funded.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2023	2022		2023	2022	2021
					(In thousands)
Alaska Laborers Employer Retirement Fund	916028298-001	Red as of 6/30/22	Red as of 6/30/21	Implemented	$887	$805	$737	No	12/31/2023	*
Minnesota Teamsters Construction Division Pension Fund	416187751-001	Green	Green	No	418	644	713	No	4/30/2024
Pension Trust Fund for Operating Engineers	946090764-001	Yellow	Yellow	Implemented	2,476	2,484	2,495	No	3/31/2026- 6/30/2026
Western Conference of Teamsters Pension Plan	916145047-001	Green	Green	No	3,307	3,127	3,006	No	07/01/2023- 6/30/2026	*
Other funds					5,653	5,938	5,519
Total contributions					$12,741	$12,998	$12,470
__________________
*Plan includes contributions required by collective bargaining agreements which have expired but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The Company was listed in the plans’ Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31, of the Plan’s Year-End)
DB Pension Plan of AGC-IUOE Local 701 Pension Trust Fund	2022 and 2021
Minnesota Teamsters Construction Division Pension Fund	2022 and 2021
Southwest Marine Pension Trust	2022 and 2021
The Company also contributes to a number of multiemployer other postretirement plans under the terms of collective-bargaining agreements that cover its union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. The Company’s total contributions to its multiemployer other postretirement plans, which also includes contributions to active multiemployer health and welfare plans, were $1.8 million, $1.8 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 18    – Commitments and Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual and statutory obligations. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss, including, but not limited to, when: (1) the damages are unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
At December 31, 2023 and 2022, the Company accrued liabilities which have not been discounted, of $873,000 and $1.0 million, respectively. At December 31, 2023 and 2022, the Company also recorded corresponding insurance receivables of $42,000 and $325,000, respectively, related to the accrued liabilities. The accruals are for contingencies, including litigation and environmental matters. Most of these claims and lawsuits are covered by insurance, thus the Company’s exposure is typically limited to its deductible amount. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company’s financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Environmental matters
Portland Harbor Site. In December 2000, Knife River - Northwest was named by the EPA as a PRP in connection with the cleanup of the riverbed site adjacent to a commercial property site acquired by Knife River - Northwest from Georgia-Pacific West, Inc. along the Willamette River. The riverbed site is part of the Portland, Oregon, Harbor Superfund Site where the EPA wants responsible parties to share in the costs of cleanup. The EPA entered into a consent order with certain other PRPs referred to as the Lower Willamette Group for a remedial investigation and feasibility study. The Lower Willamette Group has indicated that it incurred over $115 million in investigation related costs before it concluded its work and disbanded. Knife River - Northwest has joined with approximately 100 other PRPs, including the former Lower Willamette Group members, in a voluntary process to establish an allocation of costs for the site. Costs to be allocated would include costs incurred by the Lower Willamette Group as well as costs incurred by other participants to implement and fund remediation of the site.
In January 2017, the EPA issued a Record of Decision adopting a selected remedy which is expected to take 13 years to complete with a then estimated present value of approximately $1 billion. Corrective action will not be taken until remedial design/remedial action plans are approved by the EPA. In 2020, the EPA encouraged certain PRPs to enter into consent agreements to perform remedial design covering the entire site and proposed dividing the site into multiple subareas for remedial design. Certain PRPs executed consent agreements for remedial design work and certain others were issued unilateral administrative orders to perform design work. Knife River - Northwest is not subject to either a voluntary agreement or unilateral order to perform remedial design work. In February 2021, the EPA announced that 100 percent of the site’s area requiring active cleanup are in the remedial design process. The remedial design work is ongoing and site-wide remediation activities are not expected to commence for a number of years.
Knife River - Northwest was also notified that the Portland Harbor Natural Resource Trustee Council intends to perform an injury assessment to natural resources resulting from the release of hazardous substances at the site. It is not possible to estimate the costs of natural resource damages until an assessment is completed and allocations are undertaken.
At this time, Knife River - Northwest does not believe it is a responsible party and has notified Georgia-Pacific West, Inc., that it intends to seek indemnity for liabilities incurred in relation to the above matters pursuant to the terms of their sale agreement.
The Company believes it is not probable that it will incur any material environmental remediation costs or damages in relation to the above referenced matter.
Purchase commitments
The Company has entered into various commitments, largely purchased cement, liquid asphalt, minimum royalties and fuel. The commitment terms vary in length, up to 25 years. The commitments under these contracts as of December 31, 2023, were:

	2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Purchase commitments	$59,211	$27,758	$27,342	$2,028	$1,542	$8,212
These commitments were not reflected in the Company’s audited consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2023, 2022 and 2021 were $128.7 million, $167.6 million and $137.4 million, respectively.

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties where the Company has guaranteed their performance. These guarantees are related to contracts for contracting services and certain other guarantees. At December 31, 2023, the fixed maximum amounts guaranteed under these agreements aggregated $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at December 31, 2023.
The Company has outstanding letters of credit to third parties related to insurance policies, reclamation obligations and other agreements. At December 31, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated to $21.0 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $20.7 million in 2024 and $300,000 in 2025. There were no amounts outstanding under the previously mentioned letters of credit at December 31, 2023.
In the normal course of business, the Company has surety bonds related to contracts for contracting services and reclamation obligations of its subsidiaries. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, the Company will likely continue to enter into surety bonds for its subsidiaries in the future. At December 31, 2023, approximately $597.5 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 19    – Related-Party Transactions
Allocation of corporate expenses
Prior to the Separation, Centennial and MDU Resources provided expense allocations for corporate services provided to the Company, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, and other shared services. Some of these services will continue to be provided by MDU Resources on a temporary basis under a transition services agreement. For the years ended December 31, 2023, 2022 and 2021, the Company was allocated $10.7 million, $18.0 million and $15.6 million, respectively, for these corporate services. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of total capital invested, the percent of total average commercial paper borrowings at Centennial or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.
Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a stand-alone public company for these periods. Actual costs that would have been incurred if the Company had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company employees, and strategic decisions made in areas such as selling and marketing, information technology and infrastructure. See Note 2 for further information.
Cash management and financing
Centennial had a central cash management and financing program in which the Company participated until the Separation. Through the use of these programs, Centennial was able to more effectively direct and manage the daily cash requirements and financing needs for each wholly owned subsidiary through the consolidation of all cash

KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
activity at the Centennial level. As cash was received and disbursed by Centennial, it was accounted for by the Company through related-party receivables and payables. Until the Separation, the Company had related-party note agreements in place with Centennial for the financing of its capital needs. Post Separation, the Company has relied on its own credit. Interest expense in the Consolidated Statements of Operations reflects the allocation of interest on borrowing and funding related to these note agreements. The Company’s cash that was not included in the central cash management program is classified as cash and cash equivalents on the Consolidated Balance Sheets. See Note 2 for further information.
Related-party notes payable
The related-party notes payable to Centennial at May 30, 2023, was $889.7 million. As part of the Separation, Centennial made an equity contribution to the Company to release the Company of its obligation related to the outstanding notes payable. Also as part of the Separation, the Company issued $425.0 million of 7.75 percent senior notes due May 1, 2031, a credit agreement consisting of a $275.0 million term loan and a $350.0 million revolving credit facility, of which $190.0 million was drawn down at the time of the Separation. On May 31, 2023, the Company paid a dividend of $825.0 million from these proceeds to Centennial, which Centennial used to repay a portion of the Company’s outstanding indebtedness. These transactions resulted in the Company receiving a net equity contribution of $64.7 million and is included in “Net transfers from Centennial and MDU Resources including separation adjustments” in the Consolidated Statement of Equity. Refer to Note 8 for additional information on the debt facilities entered into in connection with the Separation. These borrowings have been included in both current and noncurrent liabilities in related-party notes payable in the Consolidated Balance Sheets. Intercompany short-term and long-term borrowing arrangements at December 31, 2022 was as follows:

	Weighted average Interest rate at December 31, 2022	2022
		(In thousands)
Centennial term loan agreements with maturities ranging from March 17, 2023 to December 18, 2023	5.44%	$208,000
Centennial senior notes with maturities ranging from June 27, 2023 to April 4, 2034	4.34%	410,000
Borrowing arrangements under Centennial commercial paper program, supported by Centennial’s credit agreements	5.27%	66,449
Total long-term related-party notes payable		684,449
Less: current maturities		238,000
Net long-term related-party notes payable		$446,449
Transition services agreements
As part of the Separation, MDU Resources is providing transition services to the Company and the Company is providing transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. For the year December 31, 2023, the Company paid $3.0 million related to these activities, which was reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. For the year ended December 31, 2023, the Company received $824,000 related to these activities, which was reflected in other income (expense) on the Consolidated Statements of Operations. The majority of the transition services are expected to be completed over a period of one year, but no longer than two years after the Separation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The following information includes the evaluation of disclosure controls and procedures by the Company's chief executive officer and the chief financial officer, along with any significant changes in internal controls of the Company.
Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and other procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this Annual Report, such controls and procedures were effective at a reasonable assurance level.
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for new public companies.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for new public companies.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in the Company's Proxy Statement, which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be included in the Company’s Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table includes information as of December 31, 2023, with respect to the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	221,217	(2)	—	(3)	2,212,633	(4)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Total	221,217		—		2,212,633
(1) Consists of the Knife River Long-Term Performance-Based Incentive Plan, as discussed in Item 8 - Note 12.
(2) Consists of restricted stock units.
(3) No weighted average exercise price is shown for the restricted stock awards because such awards have no exercise price.
(4) This amount includes 2,433,850 shares available for future issuance under the Long-Term Performance-Based Incentive Plan in connection with grants of restricted stock, or other equity-based awards.

The remaining information required by this item will be included in the Company's Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the Company's Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item about aggregate fees billed to the Company by its principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be included in the Company's Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
A. The following documents are filed as part of this Annual Report:
1. Financial Statements
Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.
2. Schedules
All schedules are omitted because they are not required or not applicable, or the information is shown in the financial statements or the notes to audited consolidated financial statements.
3. Exhibits
The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this Annual Report.

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	File Number	Exhibit	Filing Date
2.1*	Separation and Distribution Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.			8-K	001-41642	2.1	June 1, 2023
3.1	Amended and Restated Certificate of Incorporation of Knife River Corporation.			8-K	001-41642	3.1	June 1, 2023
3.2	Amended and Restated Bylaws of Knife River Corporation.			8-K	001-41642	3.2	June 1, 2023
4.1	Indenture, dated as of April 25, 2023, by and among Knife River Corporation and U.S. Bank Trust Company, National Association.			10-12B/A	001-4162	4.2	April 28, 2023
4.2	Supplemental Indenture, dated as of May 31, 2023, by and among the parties that are signatories thereto as Guarantors, Knife River Corporation and U.S. Bank Trust Company, National Association.			8-K	001-41642	4.2	June 1, 2023
4.3	Knife River Corporation Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.	X
10.1**	Transition Services Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.			8-K	001-41642	10.1	June 1, 2023
10.2	Tax Matters Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.			8-K	001-41642	10.2	June 1, 2023
10.3	Employee Matters Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.			8-K	001-41642	10.3	June 1, 2023
10.4**	Credit Agreement, dated as of May 31, 2023, by and among Knife River Corporation, JPMorgan Chase Bank, N.A. and Lenders and L/C Issuers party thereto.			8-K	001-41642	10.4	June 1, 2023
10.5+	Knife River Corporation Long Term Performance-Based Incentive Plan.			8-K	001-41642	10.5	June 1, 2023
10.6+	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, effective July 12, 2023.			10-Q	001-41642	10(a)	November 6, 2023
10.7+	Form of Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 22, 2024.	X
10.8+	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 22, 2024.	X
10.9+	Knife River Corporation Executive Incentive Compensation Plan, including Rules and Regulations.			8-K	001-41642	10.6	June 1, 2023
10.10+	Knife River Corporation Deferred Compensation Plan-Plan Document and Adoption Agreement.			8-K	001-41642	10.7	June 1, 2023
10.11+	Knife River Corporation Supplemental Income Security Plan.			8-K	001-41642	10.8	June 1, 2023
10.12+	Knife River Corporation Nonqualified Defined Contribution Plan.			8-K	001-41642	10.9	June 1, 2023
10.13+	Knife River Corporation Director Compensation Policy.			8-K	001-41642	10.10	June 1, 2023
10.14+	Knife River Corporation Deferred Compensation Plan for Directors.			8-K	001-41642	10.11	June 1, 2023
10.15+	Knife River Corporation, 401(k) Retirement Plan, effective May 1, 2023.			10-Q	001-41642	10(l)	August 8, 2023

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	File Number	Exhibit	Filing Date
10.16+	Knife River Corporation, 401(k) Retirement Plan, as amended January 1, 2024.	X
10.17+	Form of Knife River Corporation Director and/or Executive Officer Indemnification Agreement.			10-12B/A	001-41642	10.16	April 28, 2023
10.18+	Promotion Letter with Nathan Ring dated as of March 15, 2023.			10-12B/A	001-41642	10.9	April 28, 2023
10.19+	Promotion Letter with Nancy Christenson dated as of March 15, 2023.			10-12B/A	001-41642	10.12	April 28, 2023
10.20+	Promotion Letter with Karl Liepitz dated as of March 15, 2023.			10-12B/A	001-41642	10.13	April 28, 2023
10.21+	Promotion Letter with Trevor Hastings dated as of March 15, 2023.			10-12B/A	001-41642	10.14	April 28, 2023
10.22+	Promotion Letter with Brian R. Gray dated as of March 27, 2023.			10-12B/A	001-41642	10.15	April 28, 2023
21.1	List of Subsidiaries of Knife River Corporation.	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
97+	Knife River Corporation Incentive Compensation Recovery Policy	X
101	The following financial information formatted in Inline XBRL:	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).	X

+ Management contract, compensatory plan or arrangement.
* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Knife River Corporation

Date:	February 27, 2024	By:	/s/ Brian R. Gray
Brian R. Gray
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brian R. Gray	Chief Executive Officer and Director	February 27, 2024
Brian R. Gray
(President and Chief Executive Officer)

/s/ Nathan W. Ring	Chief Financial Officer	February 27, 2024
Nathan W. Ring
(Vice President and Chief Financial Officer)

/s/ Marney L. Kadrmas	Chief Accounting Officer	February 27, 2024
Marney L. Kadrmas
(Chief Accounting Officer)

/s/ Karen B. Fagg	Director	February 27, 2024
Karen B. Fagg
(Chair of the Board)

/s/ Thomas Everist	Director	February 27, 2024
Thomas Everist

/s/ German Carmona Alvarez	Director	February 27, 2024
German Carmona Alvarez

/s/ Patricia L. Moss	Director	February 27, 2024
Patricia L. Moss

/s/ William Sandbrook	Director	February 27, 2024
William Sandbrook