Form 10-Q
period 2024-03-31
Knife River Corp
filed 2024-05-07
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2024: 56,609,704 shares.

Index
Unless otherwise stated or the context otherwise requires, references in this report to “Knife River,” the “Company,” “we,” “our,” or “us” refer to Knife River Corporation and its consolidated subsidiaries.

Index
Introduction
Knife River is an aggregates-led construction materials and contracting services provider in the United States. Our 1.1 billion tons of aggregate reserves provide the foundation for our vertically integrated business strategy, with approximately 37 percent of our aggregates in 2023 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). We are strategically focused on being the provider of choice in mid-size, high-growth markets and are committed to our plan for continued growth and to delivering for our stakeholders — customers, communities, employees and stockholders — by executing on our four core values: People, Safety, Quality and the Environment.
We supply construction materials to customers from 14 states and also provide related contracting services, which are primarily to public-sector customers for the development and servicing of highways, local roads, bridges and other public-infrastructure projects. We have broad access to high-quality aggregates in most of our markets, which forms the foundation of our vertically integrated business model. We share resources, including plants, equipment and people, across our various locations to maximize efficiency. We also transport our products by truck, rail and barge to complete the vertical value chain, depending on the particular market. Our strategically located aggregate sites, ready-mix plants and asphalt plants, along with our fleet of ready-mix and dump trucks, enable us to better serve our customers. We believe our integrated and expansive business model is a strong competitive advantage that provides scale, efficiency and operational excellence for the benefit of customers, stockholders and the broader communities that we serve.
Knife River is organized into six operating segments: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine the Company's reportable segments, Pacific, Northwest, Mountain, Central and Energy Services, which are based on our method of internal reporting and management of our business. Four of the reportable segments are aligned by key geographic areas due to the production of construction materials and related contracting services and one is based on product line. Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt and contracting services, while the Energy Services segment, which has locations throughout our geographic footprint, produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction. We also provide the details of Corporate Services, which includes accounting, legal, treasury, information technology, human resources and certain corporate expenses that support our operating segments. The internal reporting of these segments is defined based on the reporting and review process used by our chief executive and chief operating officers.
In the fourth quarter of 2023, we realigned our reportable segments to better support our operational strategies. The liquid asphalt and related services portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. We also reallocated certain amounts to the operating segments that were previously reported within Corporate Services. All periods have been recast to conform with the revised presentation. For more information on the Company's business segments, see Note 14 of the Notes to Consolidated Financial Statements.
On May 31, 2023, the separation of Knife River from MDU Resources Group, Inc. ("MDU Resources") and its other businesses was completed and Knife River became an independent, publicly traded company ("Separation") listed on the New York Stock Exchange under the symbol "KNF". The Separation was completed as a tax-free spin-off for U.S. federal income tax purposes. As a result of the Separation, MDU Resources distributed shares representing approximately 90 percent of Knife River's outstanding common stock to holders of record of MDU Resources' common stock as of the close of business on May 22, 2023 ("Distribution"). In November 2023, MDU Resources disposed of all retained shares of Knife River.

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share amounts)
Revenue:
Construction materials	$204,095	$192,917
Contracting services	125,495	114,983
Total revenue	329,590	307,900
Cost of revenue:
Construction materials	209,830	194,129
Contracting services	113,266	109,676
Total cost of revenue	323,096	303,805
Gross profit	6,494	4,095
Selling, general and administrative expenses	60,221	48,658
Operating loss	(53,727)	(44,563)
Interest expense	13,976	9,495
Other income	3,748	826
Loss before income taxes	(63,955)	(53,232)
Income tax benefit	(16,326)	(11,912)
Net loss	$(47,629)	$(41,320)

Net loss per share:
Basic	$(.84)	$(.73)
Diluted	$(.84)	$(.73)
Weighted average common shares outstanding:
Basic	56,590	56,566
Diluted	56,590	56,566
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Net loss	$(47,629)	$(41,320)
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net loss, net of tax of $— and $15 for the three months ended in 2024 and 2023, respectively	—	46
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $25 and $15 for the three months ended in 2024 and 2023, respectively	78	47
Other comprehensive income	78	93
Comprehensive loss attributable to common stockholders	$(47,551)	$(41,227)
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	March 31, 2024	March 31, 2023	December 31, 2023
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$170,658	$7,218	$262,320
Receivables, net	183,708	174,590	266,785
Costs and estimated earnings in excess of billings on uncompleted contracts	33,559	30,974	27,293
Due from related-party	—	16,860	—
Inventories	375,783	373,215	319,623
Prepayments and other current assets	54,051	36,301	37,522
Total current assets	817,759	639,158	913,543
Noncurrent assets:
Property, plant and equipment	2,609,594	2,512,655	2,579,734
Less accumulated depreciation, depletion and amortization	1,288,982	1,195,287	1,264,687
Net property, plant and equipment	1,320,612	1,317,368	1,315,047
Goodwill	274,478	274,540	274,478
Other intangible assets, net	10,277	12,763	10,821
Operating lease right-of-use assets	45,832	43,995	44,706
Investments and other	44,685	38,945	41,218
Total noncurrent assets	1,695,884	1,687,611	1,686,270
Total assets	$2,513,643	$2,326,769	$2,599,813
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$7,072	$211	$7,082
Related-party notes payable - current portion	—	238,000	—
Accounts payable	97,379	80,380	107,656
Billings in excess of costs and estimated earnings on uncompleted contracts	50,844	37,375	51,376
Accrued compensation	17,699	14,010	48,098
Accrued Interest	15,459	—	7,247
Due to related-party	—	23,521	—
Current operating lease liabilities	13,282	12,981	12,948
Other accrued liabilities	95,495	66,677	112,864
Total current liabilities	297,230	473,155	347,271
Noncurrent liabilities:
Long-term debt	673,539	359	674,577
Related-party notes payable	—	578,060	—
Deferred income taxes	174,122	175,077	174,542
Noncurrent operating lease liabilities	32,551	31,013	31,758
Other	117,574	94,336	105,653
Total liabilities	1,295,016	1,352,000	1,333,801
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,040,840 shares issued and 56,609,704 shares outstanding at March 31, 2024; 80,000 shares authorized, issued and outstanding, $10 par value at March 31, 2023; 300,000,000 shares authorized, $0.01 par value, 57,009,542 shares issued and 56,578,406 shares outstanding at December 31, 2023	570	800	570
Other paid-in capital	614,679	548,174	614,513
Retained earnings	618,245	441,680	665,874
MDU Resources common stock held by subsidiary at cost - 538,921 shares at March 31, 2023	—	(3,626)	—
Treasury stock held at cost - 431,136 shares	(3,626)	—	(3,626)
Accumulated other comprehensive loss	(11,241)	(12,259)	(11,319)
Total stockholders' equity	1,218,627	974,769	1,266,012
Total liabilities and stockholders' equity	$2,513,643	$2,326,769	$2,599,813
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Treasury Stock		Accumula-ted Other Comprehe-nsive Loss
	Shares	Amount			Shares	Amount	Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2023	57,009,542	$570	$614,513	$665,874	—	$—	(431,136)	$(3,626)	$(11,319)	$1,266,012
Net loss	—	—	—	(47,629)	—	—	—	—	—	(47,629)
Other comprehensive income	—	—	—	—	—	—	—	—	78	78
Stock-based compensation	—	—	1,811	—	—	—	—	—	—	1,811
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholding	31,298	—	(1,645)	—	—	—	—	—	—	(1,645)
At March 31, 2024	57,040,840	$570	$614,679	$618,245	—	$—	(431,136)	$(3,626)	$(11,241)	$1,218,627
The accompanying notes are an integral part of these consolidated financial statements.

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

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Operating activities:
Net loss	$(47,629)	$(41,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	32,212	29,629
Deferred income taxes	(311)	(757)
Provision for credit losses	(6)	428
Amortization of debt issuance costs	691	132
Employee stock-based compensation costs	1,811	453
Pension and postretirement benefit plan net periodic benefit cost	303	298
Unrealized gains on investments	(1,212)	(892)
Gains on sales of assets	(1,249)	(2,816)
Equity in losses of unconsolidated affiliates	(4)	(11)
Changes in current assets and liabilities, net of acquisitions:
Receivables	76,816	34,268
Due from related-party	—	(810)
Inventories	(56,160)	(49,938)
Other current assets	(16,528)	(18,391)
Accounts payable	(4,183)	1,880
Due to related-party	—	4,588
Other current liabilities	(39,691)	(36,281)
Pension and postretirement benefit plan contributions	(128)	(150)
Other noncurrent changes	12,058	411
Net cash used in operating activities	(43,210)	(79,279)
Investing activities:
Capital expenditures	(43,689)	(42,409)
Net proceeds from sale or disposition of property and other	1,629	3,221
Investments	(3,009)	(1,566)
Net cash used in investing activities	(45,069)	(40,754)
Financing activities:
Issuance of long-term related-party notes, net	—	131,610
Repayment of long-term debt	(1,738)	(68)
Debt issuance costs	—	(21)
Tax withholding on stock-based compensation	(1,645)	—
Net transfers to Centennial	—	(14,360)
Net cash provided by (used in) financing activities	(3,383)	117,161
Decrease in cash, cash equivalents and restricted cash	(91,662)	(2,872)
Cash, cash equivalents and restricted cash -- beginning of year	262,320	10,090
Cash, cash equivalents and restricted cash -- end of period	$170,658	$7,218
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
March 31, 2024 and 2023
(Unaudited)
Note 1 - Background
Knife River is a people-first construction materials and contracting services company. We provide construction materials and contracting services to build safe roads, bridges, airport runways, and other critical infrastructure needs, that connect people with where they want to go and with the supplies they need. Knife River is one of the leading providers of crushed stone and sand and gravel in the United States and operates across 14 states. We conduct our operations through five reportable segments: Pacific, Northwest, Mountain, Central and Energy Services.
In the fourth quarter of 2023, we realigned our reportable segments to better support our operational strategies. As a result, a portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. We also reallocated certain amounts to the operating segments that were previously reported within Corporate Services. All periods have been recast to conform with the revised presentation. See Note 14 for additional information.
Separation from MDU Resources
On May 31, 2023, MDU Resources completed the previously announced separation of Knife River through the distribution of approximately 90 percent of the outstanding shares of common stock, par value $.01 per share, of Knife River to the stockholders of record of MDU Resources as of the close of business on May 22, 2023. MDU Resources retained approximately 10 percent of the outstanding shares of Knife River common stock. The Distribution was structured as a pro rata distribution of one share of Knife River common stock for every four shares of MDU Resources common stock. In November 2023, MDU Resources disposed of all 5,656,621 retained shares of Knife River common stock in an underwritten public offering. As a result of the Distribution, Knife River is now an independent public company and its common stock is listed under the symbol “KNF” on the New York Stock Exchange.
The Separation was completed pursuant to a separation and distribution agreement and other agreements with MDU Resources related to the Separation, including, but not limited to, a tax matters agreement, an employee matters agreement and a transition services agreement. For an interim period following the Separation, certain functions will continue to be provided by MDU Resources under a transition services agreement. For more information on the transition services agreement, see Note 16. We have incurred certain costs in establishing Knife River as an independent, publicly traded company and expect to incur ongoing additional costs associated with operating as an independent, publicly traded company.
All share and earnings per share information has been retroactively adjusted for all periods presented to reflect the Distribution.
Note 2 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with the Company's 2023 Annual Report on Form 10-K ("Annual Report"). The information is unaudited but includes adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature.
Prior to the Separation, Knife River operated as a wholly owned subsidiary of Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of MDU Resources and the direct parent company of Knife River prior to the spinoff ("Centennial") and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. The accompanying consolidated financial statements and footnotes for the periods prior to the Separation were prepared on a "carve-out" basis using a legal entity approach in conformity with GAAP and were derived from the consolidated financial statements of MDU Resources as if Knife River operated on a stand-alone basis during these periods.
All revenues and costs, as well as assets and liabilities, directly associated with our business activities are included in the consolidated financial statements. In the periods prior to the Separation, the consolidated financial statements include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses and other income (expense). The amount allocated to Knife River was $4.9 million in selling, general and administrative expenses and $300,000 in other income for the three months ended March 31, 2023. These items were allocated on the basis of direct usage when identifiable, with the

Index
remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload. The allocations may not, however, reflect the expenses we would have incurred as a stand-alone company for the periods presented. These costs also may not be indicative of the expenses that we will incur in the future or would have incurred if we had obtained these services from a third party.
Prior to the Separation, Knife River participated in Centennial’s centralized cash management program, including its overall financing arrangements. Knife River also had related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheet as of March 31, 2023. Interest expense in the Consolidated Statements of Operations, for the periods prior to the Separation, reflects the allocation of interest on borrowing and funding associated with the related-party note agreements. Upon the completion of the Separation, we implemented our own financing agreements with lenders. For additional information on the Knife River's current debt financing, see Note 12.
Related-party transactions between Knife River and MDU Resources or Centennial for general operating activities and intercompany debt have been included in the consolidated financial statements for periods prior to the Separation. Outstanding balances as of the periods presented were reflected on Consolidated Balance Sheets as “Due from related-party” or “Due to related-party” and “Related-party notes payable”. See Note 16 for additional information on related-party transactions.
Prior to the Separation, income tax expense and tax balances in the consolidated financial statements were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the stand-alone financial statements as if Knife River were a separate taxpayer and a standalone enterprise. We believe the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable. As a stand-alone entity, we will file tax returns on our own behalf, and tax balances and effective income tax rate may differ from the amounts reported in the historical periods.
Management has also evaluated the impact of events occurring after March 31, 2024, up to the date of issuance of these consolidated interim financial statements on May 7, 2024, that would require recognition or disclosure in the Consolidated Financial Statements.
Principles of consolidation
For all periods, the consolidated financial statements were prepared in accordance with GAAP and include the accounts of Knife River and its wholly owned subsidiaries. All intercompany accounts and transactions between the businesses comprising Knife River have been eliminated in the accompanying audited consolidated financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; expected credit losses; environmental and other loss contingencies; costs on contracting services contracts; actuarially determined benefit costs; asset retirement obligations; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Cash, cash equivalents and restricted cash
We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. At March 31, 2024, the $170.7 million of cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows is comprised of $128.4 million of cash and cash equivalents and $42.3 million of restricted cash. At March 31, 2023, the Company did not have any restricted cash. At December 31, 2023, the $262.3 million of cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows is comprised of $219.3 million of cash and cash equivalents and $43.0 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that is required by state insurance regulations to remain in the captive insurance company.

Index
Seasonality of operations
Some of our operations are seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods, with lower activity in the winter months and higher activity in the summer months. Accordingly, the interim results for particular segments, and for Knife River as a whole, may not be indicative of results for the full fiscal year or other future periods.
Note 3 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to Knife River and the potential impact on its consolidated financial statements and/or disclosures:

Standard	Description	Standard Effective Date	Impact on financial statements/disclosures
Recently issued Financial Accounting Standards Board (FASB) accounting standards updates ("ASU") not yet adopted
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
Note 4 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $12.6 million, $13.7 million and $16.7 million at March 31, 2024, March 31, 2023 and December 31, 2023, respectively. Receivables were as follows:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Trade receivables	$107,834	$100,487	$124,134
Contract receivables	50,427	52,487	112,037
Retention receivables	31,524	27,438	36,782
Receivables, gross	189,785	180,412	272,953
Less expected credit loss	6,077	5,822	6,168
Receivables, net	$183,708	$174,590	$266,785
The Company's expected credit losses are determined through a review using historical credit loss experience; changes in asset specific characteristics; current conditions; and reasonable and supportable future forecasts, among other specific account data, and is performed at least quarterly. We develop and document our methodology to determine our allowance for expected credit losses. Risk characteristics used by management may include customer mix, knowledge of customers and general economic conditions of the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management has reviewed the balance reserved through the allowance for expected credit losses and believes it is reasonable.
Details of the Company's expected credit losses were as follows:

	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2023	$2,053	$1,004	$2,293	$718	$100	$6,168
Current expected credit loss provision	177	(223)	(47)	87	—	(6)
Less write-offs charged against the allowance	(53)	133	2	3	—	85
At March 31, 2024	$2,283	$648	$2,244	$802	$100	$6,077

Index

	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2022	$1,945	$1,253	$1,278	$901	$100	$5,477
Current expected credit loss provision	45	313	164	(90)	—	432
Less write-offs charged against the allowance	1	68	18	—	—	87
At March 31, 2023	$1,989	$1,498	$1,424	$811	$100	$5,822
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Finished products	$242,952	$220,234	$225,319
Raw materials	95,132	114,735	61,776
Supplies and parts	37,699	38,246	32,528
Total	$375,783	$373,215	$319,623

Inventories are valued at the lower of cost or net realizable value using the average cost method. Inventories include production costs incurred as part of our aggregate mining activities. These inventoriable production costs include all mining and processing costs associated with the production of aggregates. Stripping costs incurred during the production phase, which represent costs of removing overburden and waste materials to access mineral deposits, are a component of inventoriable production costs.
Note 6 - Net loss per share
The calculation for basic and diluted earnings per share for any period presented prior to the Separation are based on the number of shares outstanding on May 31, 2023, the Separation and Distribution date. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Knife River stock-based awards outstanding at the time.
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance shares and restricted stock units. The Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share and is considered antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. Weighted average common shares outstanding is comprised of issued shares of 57,040,840 less shares held in treasury of 431,136. Basic and diluted earnings per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share amounts)
Net loss	$(47,629)	$(41,320)
Weighted average common shares outstanding - basic	56,590	56,566
Effect of dilutive performance shares and restricted stock units	—	—
Weighted average common shares outstanding - diluted	56,590	56,566
Shares excluded from the calculation of diluted loss per share	179	—
Net loss per share - basic	$(.84)	$(.73)
Net loss per share - diluted	$(.84)	$(.73)

Index
Note 7 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
As of December 31, 2023	$—	$(11,319)	$(11,319)
Amounts reclassified from accumulated other comprehensive loss	—	78	78
Net current-period other comprehensive income	—	78	78
At March 31, 2024	$—	$(11,241)	$(11,241)

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
As of December 31, 2022	$(90)	$(12,262)	$(12,352)
Amounts reclassified from accumulated other comprehensive loss	46	47	93
Net current-period other comprehensive income	46	47	93
At March 31, 2023	$(44)	$(12,215)	$(12,259)
The following amounts were reclassified out of accumulated other comprehensive loss into net loss. The amounts presented in parenthesis indicate a decrease to net loss on the Consolidated Statements of Operations. The reclassifications were as follows:

	Three Months Ended		Location on Consolidated Statements of Operations
	March 31,
	2024	2023
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net loss	$—	$(61)	Interest expense
	—	15	Income taxes
	—	(46)
Amortization of postretirement liability losses included in net periodic benefit cost	(103)	(62)	Other income
	25	15	Income taxes
	(78)	(47)
Total reclassifications	$(78)	$(93)

Index
Note 8 - Revenue from contracts with customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue includes revenue from the sales of construction materials and contracting services. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Knife River is considered an agent for certain taxes collected from customers. As such, we present revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes. Revenue for construction materials is recognized at a point in time when delivery of the products has taken place. Contracting revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project.
Disaggregation
In the following tables, revenue is disaggregated by category for each segment and includes sales of materials to both third parties and internal customers. Due to consolidation requirements, the internal sales revenues must be eliminated against the construction materials product used in downstream materials and contracting services to arrive at the external operating revenues. We believe this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. For more information on the Company’s reportable segments, see Note 14.

Three Months Ended March 31, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$19,549	$39,398	$9,455	$15,871	$—	$—	$84,273
Ready-mix concrete	31,220	31,776	13,835	23,024	—	—	99,855
Asphalt	2,347	8,237	830	5,059	—	—	16,473
Liquid asphalt	—	—	—	—	11,035	—	11,035
Other	25,330	3,574	5	1,898	3,062	5,142	39,011
Contracting services public-sector	5,475	36,044	25,859	21,033	—	—	88,411
Contracting services private-sector	8,074	15,031	13,803	176	—	—	37,084
Internal sales	(13,608)	(14,908)	(3,962)	(6,097)	(2,981)	(4,996)	(46,552)
Revenues from contracts with customers	$78,387	$119,152	$59,825	$60,964	$11,116	$146	$329,590

Three Months Ended March 31, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$18,697	$42,573	$9,667	$12,584	$—	$—	$83,521
Ready-mix concrete	26,144	33,905	14,370	22,350	—	—	96,769
Asphalt	1,316	6,927	810	4,566	—	—	13,619
Liquid asphalt	—	—	—	—	8,287	—	8,287
Other	23,420	2,682	2	1,585	2,191	426	30,306
Contracting services public-sector	3,971	17,003	28,238	22,860	—	—	72,072
Contracting services private-sector	2,899	25,761	13,445	806	—	—	42,911
Internal sales	(10,804)	(12,932)	(5,914)	(7,131)	(2,222)	(582)	(39,585)
Revenues from contracts with customers	$65,643	$115,919	$60,618	$57,620	$8,256	$(156)	$307,900
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

Index
The changes in contract assets and liabilities were as follows:

	March 31, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$33,559	$27,293	$6,266	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(50,844)	(51,376)	532	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(17,285)	$(24,083)	$6,798

	March 31, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$30,974	$31,145	$(171)	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(37,375)	(39,843)	2,468	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(6,401)	$(8,698)	$2,297
The Company recognized $30.5 million in revenue for the three months ended March 31, 2024, which was previously included in contract liabilities at December 31, 2023. The Company recognized $20.3 million in revenue for the three months ended March 31, 2023, which was previously included in contract liabilities at December 31, 2022.
The Company recognized a net increase in revenues of $9.2 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively, from performance obligations satisfied in prior periods.
The remaining performance obligations, also referred to as backlog, include unrecognized revenues that we reasonably expect to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. The majority of our contracts for contracting services have an original duration of less than one year.
At March 31, 2024, the Company's remaining performance obligations were $959.5 million. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $891.0 million within the next 12 months or less; $59.2 million within the next 13 to 24 months; and $9.3 million in 25 months or more.
Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at March 31, 2024
	(In thousands)
Pacific	$32,621	$—	$—	$—	$32,621
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	9,476	—	—	—	9,476
Total	$274,478	$—	$—	$—	$274,478

Index

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at March 31, 2023
	(In thousands)
Pacific	$38,339	$—	$—	$—	$38,339
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	—	3,820
Total	$274,540	$—	$—	$—	$274,540

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at December 31, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$(5,656)	$32,621
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	5,656	9,476
Total	$274,540	$—	$(62)	$—	$274,478
Other amortizable intangible assets were as follows:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Customer relationships	$18,540	$18,540	$18,540
Less accumulated amortization	9,535	7,801	9,102
	9,005	10,739	9,438
Noncompete agreements	3,820	4,039	4,039
Less accumulated amortization	3,315	3,113	3,473
	505	926	566
Other	1,796	2,479	2,479
Less accumulated amortization	1,029	1,381	1,662
	767	1,098	817
Total	$10,277	$12,763	$10,821
Amortization expense for amortizable intangible assets for the three months ended March 31, 2024 and 2023 was $545,000 and $667,000, respectively. Estimated amortization expense for identifiable intangible assets as of March 31, 2024, was:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Amortization expense	$1,683	$1,918	$1,738	$1,716	$1,672	$1,550
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

Index
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for the Company's executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $27.1 million, $22.4 million and $24.9 million at March 31, 2024 and 2023, and December 31, 2023, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.2 million and $827,000 for the three months ended March 31, 2024 and 2023, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$3,845	$—	$3,845
Insurance contracts*	—	27,059	—	27,059
Total assets measured at fair value	$—	$30,904	$—	$30,904
*    The insurance contracts invest approximately 36 percent in fixed-income investments, 22 percent in common stock of large-cap companies, 16 percent in cash equivalents, 10 percent in common stock of mid-cap companies, 8 percent target date investments, 5 percent in common stock of small-cap companies, 1 percent in international investments, 1 percent in real estate investments and 1 percent in high yield investments.

	Fair Value Measurements at March 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$2,472	$—	$2,472
Insurance contracts*	—	22,438	—	22,438
Total assets measured at fair value	$—	$24,910	$—	$24,910
*    The insurance contracts invest approximately 61 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 7 percent target date investments, 6 percent in common stock of small-cap companies, 2 percent in cash equivalents, and 1 percent in international investments.

	Fair Value Measurements at December 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$3,241	$—	$3,241
Insurance contracts*	—	24,896	—	24,896
Total assets measured at fair value	$—	$28,137	$—	$28,137
*    The insurance contracts invest approximately 40 percent in fixed-income investments, 19 percent in common stock of large-cap companies, 18 percent in cash equivalents, 8 percent in target date investments, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies and 1 percent in international investments.

Index
The Company’s Level 2 money market funds are valued at the net asset value of shares held at the end of the period, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the Company’s Level 2 insurance contracts is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
Though we believe the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
Nonfinancial instruments measured at fair value on a nonrecurring basis
We apply the provisions of the fair value measurement standard to our nonrecurring, non-financial measurements, including long-lived asset impairments. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. We review the carrying value of our long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Carrying amount	$695,247	$696,985
Fair value	$715,962	$725,086
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 12 - Debt
Certain debt instruments of the Company contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes the Company, as applicable, was in compliance with at March 31, 2024. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2024	March 31, 2024	December 31, 2023
		(In thousands)
Term loan agreement due on May 31, 2028	7.19%	$269,844	$271,562
Senior notes due on May 1, 2031	7.75%	425,000	425,000
Other notes due on January 1, 2061	—%	403	423
Less unamortized debt issuance costs		14,636	15,326
Total long-term debt		680,611	681,659
Less current maturities		7,072	7,082
Net long-term debt		$673,539	$674,577
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at March 31, 2024, were as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Long-term debt maturities	$5,353	$10,518	$13,750	$17,188	$223,438	$425,000

Index
Note 13 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Interest paid, net	$5,764	$7,081
Income taxes paid, net	$—	$150

Noncash investing and financing transactions were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,802	$1,894
Property, plant and equipment additions in accounts payable	$6,046	$2,607
Note 14 - Business segment data
We focus on the vertical integration of our products and services by offering customers a single source for construction materials and related contracting services. We operate in 14 states across the United States through our operating segments: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine the Company’s reportable segments, Pacific, Northwest, Mountain, Central and Energy Services, which are based on our method of internal reporting and management of our business. Four of the reportable segments are aligned by key geographic areas due to the production of construction materials and related contracting services and one is based on product line. Each segment is led by a segment manager who reports to the Company’s chief operating officer, who is also the Company's chief operating decision maker, along with the chief executive officer. The chief operating decision maker evaluates the performance of the segments and allocates resources to them based on earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA").
In the fourth quarter of 2023, we realigned our reportable segments to better support our operational strategies. The liquid asphalt and related services portion of the Pacific segment's businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. We also reallocated certain amounts to the operating segments that were previously reported within Corporate Services. All periods have been recast to conform with the revised presentation.
Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt and contracting services, while the Energy Services segment produces and supplies liquid asphalt, primarily for use in asphalt road construction, and is a supplier to some of the other segments. Each geographic segment mines, processes and sells construction aggregates (crushed stone and sand and gravel); produces and sells asphalt; and produces and sells ready-mix concrete as well as vertically integrating its contracting services to support the aggregate-based product lines. Contracting services include heavy-civil construction, asphalt and concrete paving, and site development and grading. Although not common to all locations, the geographic segments also sell cement, merchandise and other building materials and related services.
Corporate Services represents the unallocated costs of certain corporate functions, such as accounting, legal, treasury, information technology, human resources and other corporate expenses that support the operating segments. We account for intersegment sales and transfers as if the sales or transfers were to third parties. The accounting policies applicable to each segment are consistent with those used in the audited consolidated financial statements.

Index
The information below follows the same accounting policies as described in the audited financial statements and notes included in the Company's 2023 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
External operating revenues:
Pacific	$78,387	$65,643
Northwest	119,152	115,919
Mountain	59,825	60,618
Central	60,964	57,620
Energy Services	11,116	8,256
Corporate Services and Eliminations	146	(156)
Total external operating revenues	$329,590	$307,900
Intersegment operating revenues:
Pacific	$13,608	$10,804
Northwest	14,908	12,932
Mountain	3,962	5,914
Central	6,097	7,131
Energy Services	2,981	2,222
Corporate Services and Eliminations	4,996	582
Total intersegment operating revenues	$46,552	$39,585

EBITDA:
Pacific	$(743)	$148
Northwest	20,154	13,996
Mountain	(6,064)	(3,753)
Central	(18,722)	(16,899)
Energy Services	(2,483)	(2,977)
Corporate Services and Eliminations	(12,738)	(4,623)
Total segment EBITDA	$(20,596)	$(14,108)
A reconciliation of consolidated operating revenues to reportable segment operating revenues is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Consolidated operating revenues	$329,590	$307,900
Plus:
Intersegment operating revenues	46,552	39,585
Less:
Corporate Services revenue	5,142	426
Total reportable segment operating revenues	$371,000	$347,059

Index
A reconciliation of consolidated loss before income taxes to reportable segment EBITDA is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Total consolidated loss before income taxes	$(63,955)	$(53,232)
Plus:
Depreciation, depletion and amortization	32,212	29,629
Interest expense, net*	11,147	9,495
Less:
Corporate Services EBITDA	(12,738)	(4,623)
Total EBITDA for reportable segments	$(7,858)	$(9,485)
*Interest, net is interest expense net of interest income.
Note 15 - Commitments and contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual and statutory obligations. We accrue a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, we disclose the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss including, but not limited to when: (1) the damages are unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
At March 31, 2024 and 2023, and December 31, 2023, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $1.2 million, $2.0 million and $873,000, respectively. At March 31, 2024 and 2023 and December 31, 2023, we also recorded corresponding insurance receivables of $400,000, $1.3 million and $42,000, respectively, related to the accrued liabilities. Most of these claims and lawsuits are covered by insurance, thus the Company's exposure is typically limited to its deductible amount. Management will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in the Company's 2023 Annual Report.
Guarantees
Knife River and certain of its subsidiaries have outstanding obligations to third parties where the Company has guaranteed their performance. These guarantees are related to contracts for contracting services and certain other guarantees. At March 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2024.
Knife River and certain of its subsidiaries have outstanding letters of credit to third parties related to insurance policies, cement purchases and other agreements. At March 31, 2024, the fixed maximum amounts guaranteed under these letters of credit aggregated $21.0 million. At March 31, 2024, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $20.6 million in 2024, $332,000 in 2025, $0 in 2026 and $104,000 in 2027. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2024.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our

Index
subsidiaries in the future. At March 31, 2024, approximately $902.3 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 16 - Related-party transactions
Transition services agreements
As part of the Separation, MDU Resources is providing transition services to Knife River and Knife River is providing transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. For the three months ended March 31, 2024, the Company paid $816,000 related to these activities, which were reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company received $76,000 related to these activities, which were reflected in other income on the Consolidated Statements of Operations. The majority of the transition services are expected to be completed over a period of one year, but no longer than two years after the Separation.
For additional information on the presentation of related-party transactions, see Note 2.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, Knife River Corporation ("Knife River," the "Company," "we," "our," or "us") may publish or otherwise make available forward-looking statements of this nature, including statements related to its "competitive EDGE" strategy implemented to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth ("EDGE").
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2023 Annual Report on Form 10-K ("Annual Report") and subsequent filings with the United States Securities and Exchange Commission ("SEC").
Company Overview
Knife River is a people-first construction materials and contracting services company. We provide construction materials and contracting services to build safe roads, bridges, airport runways and other critical infrastructure needs that connect people with where they want to go and with the supplies they need. We also champion a positive workplace culture by focusing on safety, training, inclusion, compensation and work-life balance.
Knife River is one of the leading providers of crushed stone and sand and gravel in the United States and operates through six operating segments across 14 states: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine the Company's reportable segments and are based on our method of internal reporting and management of our business, as discussed in Note 14. The Company's reportable segments are: Pacific, Northwest, Mountain, Central and Energy Services. The geographic segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete construction, site development and grading. The Energy Services segment produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction.
As an aggregates-led construction materials and contracting services provider in the United States, our 1.1 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy, with approximately 37 percent of our aggregates in 2023 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, laydown, asphalt paving, concrete construction, site development and grading services, bridges and in some segments the manufacturing of prestressed concrete products). Our aggregate sites and associated asphalt and ready-mix plants are primarily in strategic locations near mid-sized, high-growth markets, providing us with a transportation advantage for our materials that supports competitive pricing and increased margins. We provide our products and services to both public and private markets, with public markets tending to be more stable across economic cycles, which helps offset the cyclical nature of the private markets.

Index
We provide various products and services and operate a variety of facility types, including aggregate quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities, in the following states:
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
Basis of Presentation
On May 31, 2023, Knife River became a stand-alone publicly traded company. Prior to the Separation, Knife River operated as a wholly owned subsidiary of Centennial Energy Holdings, Inc. ("Centennial") and an indirect, wholly owned subsidiary of MDU Resources Group, Inc. ("MDU Resources") and not as a stand-alone company. The accompanying historical consolidated financial statements and footnotes for the periods prior to the Separation were prepared on a “carve-out” basis using the legal entity approach in conformity with GAAP and were derived from the consolidated financial statements of MDU Resources as if Knife River operated on a stand-alone basis during these periods. For additional information related to the basis of presentation, see Note 2.
Prior to the Separation, Knife River participated in Centennial’s centralized cash management program, including its overall financing arrangements. Knife River also had related-party note agreements in place with Centennial for the financing of its capital needs, which are reflected as related-party notes payable on the Consolidated Balance Sheet at March 31, 2023. Interest expense in the Consolidated Statements of Operations, for the periods prior to the Separation, reflects the allocation of interest on the borrowings associated with the related-party note agreements. Upon the completion of the Separation, we implemented our own financing agreements with lenders. For additional information on the Knife River's current debt financing, see Note 12.
All intercompany balances and transactions between the businesses comprising Knife River have been eliminated in the accompanying consolidated financial statements.
In the fourth quarter of 2023, we realigned our reportable segments to better support our operational strategies. The liquid asphalt and related services portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. We also reallocated certain amounts to the operating segments that were previously reported within Corporate Services. All periods have been recast to conform with the revised presentation.

Index
Market Conditions and Outlook
Our markets remain resilient and construction activity remains generally strong despite ongoing general and economic challenges in the United States, such as higher interest rates and inflation. Our contracting services revenue averages approximately 80 percent each year being from public-sector projects, allowing us to better balance the cyclical nature of our private-sector customers. While we continued to experience inflationary pressures in the past year, price increases for our products and services have generally outpaced these increased costs. For more information on factors that may negatively impact Knife River's business, see the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2023 Annual Report.
Backlog. Knife River’s contracting services backlog was as follows:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In millions)
Pacific	$92.9	$75.1	$51.2
Northwest	204.2	250.5	196.2
Mountain	383.2	366.1	256.7
Central	279.2	266.8	158.1
	$959.5	$958.5	$662.2
Expected margins on backlog at March 31, 2024, were greater than the expected margins on backlog at March 31, 2023. Of the $959.5 million of expected backlog at March 31, 2024, we expect to complete approximately $891.0 million in the 12 months following March 31, 2024. Approximately 85 percent of our backlog at March 31, 2024 relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Further, there continues to be infrastructure development, as discussed in the following section on Public Funding, which is expected to provide bidding opportunities in our markets throughout 2024.
Period-over-period increases or decreases in backlog may not be indicative of future revenues, margins, net income or earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"). While we believe the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials or continued increases to pricing, among other things, could result in customers seeking to delay or terminate existing or pending agreements and could reduce expected margins. See the section entitled “Item 1A. Risk Factors” in Part I of the Company's 2023 Annual Report for a list of factors that can cause revenues to be realized in periods and at levels that are different from originally projected.
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. States have moved forward with allocating funds from the federal programs such as the Infrastructure Investment and Jobs Act, the American Rescue Plan Act, and more. In addition to federal funding, 12 out of the 14 states in which we operate have recently implemented funding mechanisms for public projects, including projects related to highways, airports and other public infrastructure. Within our 14 states of operation, state transportation departments have increased their 2024 spending authorizations by more than $9 billion, a 16 percent increase from 2023. We continue to monitor the implementation and impact of these legislative items and budget increases.
Profitability. Our management team continually monitors our margins and has been proactive in applying strategies to improve margins toward long-term profitability. In 2023, we began implementing EDGE initiatives and established teams to deliver training, assist with targeting higher-margin bidding opportunities across the regions and pursue growth opportunities. The process improvement team ("PIT crew") visited 10 of our largest locations in 2023, including quarries, asphalt plants and ready-mix plants. In 2024, the PIT crew has been expanded to extend its influence to more locations to standardize best practices. Our management team has also continued to evaluate growth opportunities, both through organic growth and acquisitions. During the first quarter of 2024, we advanced a number of our strategic investments, including upgraded plants to add capacity, a new ready-mix operation in our Central segment and the redeployment of plant assets into markets where they are expected to achieve higher returns. Also, on April 3, 2024, we acquired a small ready-mix operation in South Dakota. Our management team will continue to evaluate future growth opportunities that they believe will strategically align with our EDGE initiatives.
Knife River operates in geographically diverse and competitive markets, and strives to maximize efficiencies, including transportation costs and economies of scale, to maintain strong margins. Our margins can experience negative pressure from competition, as well as impacts from the volatility in the cost of raw materials, such as diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel, with fuel and liquid asphalt costs often having the most significant impact on results. Many of these raw materials are subject to factors that are beyond our control, including global economic and political events and new and changing governmental regulations. The Energy Services segment is particularly susceptible to volatility in liquid asphalt costs, which can impact both cost of sales and revenues, for which we cannot reliably predict future pricing. Such volatility and inflationary pressures may have an impact on our margins, including fixed-price contracting services contracts that are particularly vulnerable to the variability of energy and material prices. We mitigate our exposure to these fluctuations by entering into various purchase commitments, as well as by generally including terms in our contracting services agreements that provide for price adjustments related to variations in raw materials costs.

Index
Our operations can also be significantly impacted by both favorable and unfavorable weather conditions. Unseasonably wet and/or cold weather in the states where we operate can delay the start or cause an early end to the construction season or cause temporary delays on specific projects, while unseasonably dry or warm weather in the states where we operate can allow for a lengthened construction season or allow for an earlier start on specific projects. Either of these conditions can impact both our construction materials sales and contracting services revenues. Other variables that can impact margins include the timing of project starts or completions, pre-construction season activities including equipment repair and maintenance costs or equipment mobilization, and declines or delays in new and existing projects due to the cyclical nature of the construction industry. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
Workforce. As a people-first company, we continually take steps to address the challenge of recruitment and retention of our employees. We continue to deploy significant resources to attract, develop and retain qualified and diverse talent. As the United States continues to face shortages in the availability of individuals to fill construction careers, we have taken significant steps to showcase construction as a career of choice. We own and operate a state-of-the-art training facility, the Knife River Training Center, which is used corporate-wide to enhance the skills of both our new and existing employees through both classroom education and hands-on experience. One of the most popular courses at the Knife River Training Facility is the commercial driver's license training, which is helping to address some labor shortages and trends.
Consolidated Overview

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Revenue	$329.6	$307.9
Cost of revenue	323.1	303.8
Gross profit	6.5	4.1
Selling, general and administrative expenses	60.2	48.7
Operating loss	(53.7)	(44.6)
Interest expense	13.9	9.5
Other income	3.7	.9
Loss before income taxes	(63.9)	(53.2)
Income tax benefit	(16.3)	(11.9)
Net loss	$(47.6)	$(41.3)

EBITDA*	$(20.6)	$(14.1)
Adjusted EBITDA*	$(17.7)	$(13.7)
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

Index
losses on joint venture arrangements; and other miscellaneous income or expenses, including income and expenses related to the transition services agreement with MDU Resources.
Income tax (benefit) expense consists of corporate income taxes related to the net income of the Company. Income taxes are presented at the corporate services level and not at the individual segments. The effective tax rate can be affected by many factors, including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations and changes to the Company's overall levels of income before income tax.
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
The following tables summarize operating results for the Company.

	Three Months Ended
	March 31,
	2024		2023
	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
Pacific	$78.4		$65.7
Northwest	120.3		115.9
Mountain	59.8		60.6
Central	61.0		57.6
Energy Services	12.8		9.4
Total segment revenues	332.3		309.2
Corporate Services and Eliminations	(2.7)		(1.3)
Consolidated revenues	$329.6		$307.9

Gross profit by segment:
Pacific	$3.8	4.8%	$4.4	6.7%
Northwest	20.2	16.8%	16.6	14.3%
Mountain	(3.7)	(6.2)%	(3.0)	(5.0)%
Central	(12.9)	(21.2)%	(12.2)	(21.0)%
Energy Services	(1.3)	(10.2)%	(1.8)	(19.6)%
Total segment gross profit	6.1	1.8%	4.0	1.3%
Corporate Services and Eliminations	.4	(17.0)%	.1	(9.1)%
Consolidated gross profit	$6.5	2.0%	$4.1	1.3%

Net income (loss) by segment:
Pacific	$(6.5)	(8.3)%	$(5.0)	(7.6)%
Northwest	10.2	8.5%	5.1	4.4%
Mountain	(12.4)	(20.8)%	(9.8)	(16.2)%
Central	(27.4)	(44.9)%	(25.0)	(43.3)%
Energy Services	(3.7)	(29.1)%	(4.2)	(44.8)%
Total segment net loss	(39.8)	(12.0)%	(38.9)	(12.6)%
Corporate Services and Eliminations	(7.8)	288.4%	(2.4)	184.7%
Consolidated net loss	$(47.6)	(14.5)%	$(41.3)	(13.4)%

Index

	Three Months Ended
	March 31,
	2024		2023
	Dollars	Margin	Dollars	Margin
	(In millions)
EBITDA (a):
Pacific	$(.7)	(.9)%	$.1	.2%
Northwest	20.1	16.8%	14.0	12.1%
Mountain	(6.1)	(10.1)%	(3.8)	(6.2)%
Central	(18.7)	(30.7)%	(16.9)	(29.3)%
Energy Services	(2.5)	(19.4)%	(3.0)	(31.7)%
Total segment EBITDA (a)	(7.9)	(2.4)%	(9.6)	(3.1)%
Corporate Services and Eliminations (b)	(12.7)	N.M.	(4.5)	N.M.
Consolidated EBITDA (a)	$(20.6)	(6.2)%	$(14.1)	(4.6)%
(a)EBITDA, segment EBITDA, EBITDA margin and segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."
(b)N.M. - not meaningful

	Three Months Ended
	March 31,
	2024	2023
Sales (thousands):
Aggregates (tons)	4,255	4,868
Ready-mix concrete (cubic yards)	530	561
Asphalt (tons)	221	179

Average selling price:*
Aggregates (per ton)	$19.80	$17.16
Ready-mix concrete (per cubic yard)	$188.41	$172.64
Asphalt (per ton)	$74.50	$76.07
*The average selling price includes freight and delivery and other revenues.

Index

	Three Months Ended
	March 31,
	2024		2023
	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$84.3		$83.5
Ready-mix concrete	99.8		96.8
Asphalt	16.5		13.6
Liquid Asphalt	11.0		8.3
Other*	39.0		30.3
Contracting services	125.5		115.0
Internal sales	(46.5)		(39.6)
Total revenues	$329.6		$307.9

Gross profit by product line:
Aggregates	$4.8	5.7%	$2.3	2.8%
Ready-mix concrete	8.6	8.6%	8.8	9.0%
Asphalt	(5.6)	(33.8)%	(6.0)	(43.8)%
Liquid Asphalt	(.9)	(8.6)%	(1.0)	(12.7)%
Other*	(12.6)	(32.4)%	(5.3)	(17.3)%
Contracting services	12.2	9.7%	5.3	4.6%
Total gross profit	$6.5	2.0%	$4.1	1.3%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Revenue
Revenue improved $21.7 million as increased pricing added $24.5 million in revenue across all regions and most product lines, supported by demand and EDGE-related pricing initiatives, offset in part by lower aggregates and ready-mix sales volumes as a result of project timing and the absence of a large data center project in 2023. Contracting services revenues were higher as a result of improved weather conditions and availability of winter work, which provided an earlier start to the construction season and fewer delays.
Gross profit and gross margin
Gross profit improved $2.4 million and gross margin improved 70 basis points. Contracting services margins improved across all regions, partly due to improved weather conditions, higher bid margins and job productivity gains in some regions. Overall aggregate margins also improved due to pricing. These increases were mostly offset by higher expenses as operations were able to begin pre-construction season activities earlier, which includes maintenance-related work, plant mobilization and crew training.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $11.5 million. As a result of the Separation, we experienced recurring costs as a publicly traded company of $9.5 million, including payroll-related costs of $5.6 million, largely due to additional staff and stock-based compensation expenses for the management team and board of directors: information technology costs of $1.4 million; professional services of $1.3 million; fees of $520,000 primarily related to fees on new debt issued in conjunction with the Separation; and insurance costs of $395,000. These recurring costs were partially offset by a reduction in general corporate expenses from MDU Resources of $4.6 million, as discussed in Note 2. Also, as part of the Separation, we incurred additional one-time costs of $1.5 million, primarily related to insurance costs and the transition services agreement with MDU Resources. Further contributing to the higher selling, general and administrative costs were increased payroll-related costs of $4.7 million throughout the segments and lower gains on asset sales in the Mountain segment, offset in part by higher gains on assets sales in the Northwest segment.
Interest expense
Interest expense increased $4.4 million due primarily to higher average interest rates as a result of the Company settling related-party notes payable as part of the Separation and entering into new debt arrangements with higher interest rates.

Index
Other income
Other income improved $2.8 million due to increased interest income on higher cash balances over the prior period.
Income tax benefit
Income tax benefit increased $4.4 million corresponding with the higher net loss before income taxes.
Business Segment Financial and Operating Data
A discussion of key financial data from Knife River’s business segments follows. Knife River provides segment level information by revenue, gross profit, gross margin, EBITDA and EBITDA margin as these are the measures of profitability used by our management to assess operational results. EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures.”

In the fourth quarter of 2023, we realigned our reportable segments to better support our operational strategies. Based on how the chief operating decision maker manages the Company, the reportable segments are: Pacific, Northwest, Mountain, Central and Energy Services. The liquid asphalt and related services portion of the Pacific segment’s businesses are now reported under the Energy Services segment. In addition, the North Central and South operating regions have been aggregated into one reportable segment, Central. We also provide the details of Corporate Services, which includes accounting, legal, treasury, information technology, human resources and certain corporate expenses that support our operating segments. As a result of the segment changes, we reallocated certain amounts to the operating segments that were previously reported within Corporate Services. All periods have been recast to conform with the revised presentation.
Results of Operations - Pacific

	Three Months Ended
	March 31,
	2024	2023	% Change
	(In millions)
Revenue	$78.4	$65.7	19%
Gross profit	$3.8	$4.4	(14)%
Gross margin	4.8%	6.7%
EBITDA	$(.7)	$.1	(602)%
EBITDA margin	(.9)%	.2%

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Revenues:
Aggregates	$19.5	$18.7
Ready-mix concrete	31.2	26.2
Asphalt	2.4	1.3
Other*	25.4	23.4
Contracting services	13.5	6.9
Internal sales	(13.6)	(10.8)
	$78.4	$65.7
*Other includes cement, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Revenue
Revenue improved $12.7 million, largely the result of higher contracting services revenues in northern California driven by improved weather conditions compared to 2023, which provided an earlier start to the construction season. Increased pricing for most product lines also contributed $6.3 million to the revenue improvement. Ready-mix concrete volumes also increased as a result of strong residential demand in northern California driven by the earlier start to the construction season and market improvements in Hawaii. Partially offsetting these increases were lower aggregate sales volumes of $2.9 million, largely due to less work in the quarter.

Index
Gross profit and gross margin
Gross profit decreased $600,000 and gross margin decreased 190 basis points. Gross profit was negatively impacted by higher repair and maintenance costs as the segment had an earlier start preparing for the construction season compared to the prior year. Also impacting gross profit were lower margins on aggregates of $1.1 million, primarily related to the timing of production costs and lower third-party sales in California. Partially offsetting the decreases were improved margins on ready-mix concrete as price increases of $850,000 mostly outpaced increased costs, as well as improved contracting services margins due to the earlier start to the construction season.
EBITDA and EBITDA margin
EBITDA decreased $800,000 and EBITDA margin decreased 110 basis points. The decrease was the result of decreased gross profit as discussed above, increased labor and labor-related costs due to a restructuring in Hawaii, and increased bad debt expense of $200,000.

Results of Operations - Northwest

	Three Months Ended
	March 31,
	2024	2023	% Change
	(In millions)
Revenue	$120.3	$115.9	4%
Gross profit	$20.2	$16.6	22%
Gross margin	16.8%	14.3%
EBITDA	$20.1	$14.0	44%
EBITDA margin	16.8%	12.1%

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Revenues:
Aggregates	$39.4	$42.6
Ready-mix concrete	31.8	33.9
Asphalt	8.2	6.9
Other*	3.5	2.7
Contracting services	51.1	42.8
Internal sales	(13.7)	(13.0)
	$120.3	$115.9
*Other includes merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Revenue
Revenue improved $4.4 million, largely driven by contracting services revenues benefiting from more available winter work in certain markets, as well as price increases contributing $7.6 million of additional revenue across most of the region for ready-mix concrete and aggregates. Additional asphalt volumes of $1.6 million, partially resulting from increased public agency, commercial and residential demand, also contributed to higher revenues. Partially offsetting these increases were lower ready-mix concrete sales volumes of $6.5 million as a result of reduced demand in the quarter, as well as lower aggregate sales volumes of $6.4 million driven by the absence of a large data center project in the prior year.
Gross profit and gross margin
Gross profit improved $3.6 million and gross margin improved 250 basis points mainly due to increased margins on contracting services work. Also contributing to the improvement was higher gross profit on aggregates, largely the result of increased pricing outpacing costs, and higher gross profit on asphalt of $1.4 million driven by lower material costs.

Index
EBITDA and EBITDA margin
EBITDA improved $6.1 million and EBITDA margin improved 470 basis points, mainly due to higher gross profit margins discussed above, higher gains on asset sales of $1.0 million and lower selling, general and administrative expenses.

Results of Operations - Mountain

	Three Months Ended
	March 31,
	2024	2023	% Change
	(In millions)
Revenue	$59.8	$60.6	(1)%
Gross profit	$(3.7)	$(3.0)	(23)%
Gross margin	(6.2)%	(5.0)%
EBITDA	$(6.1)	$(3.8)	(62)%
EBITDA margin	(10.1)%	(6.2)%

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Revenues:
Aggregates	$9.5	$9.6
Ready-mix concrete	13.8	14.4
Asphalt	.8	.8
Contracting services	39.7	41.7
Internal sales	(4.0)	(5.9)
	$59.8	$60.6
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Revenue
Revenue decreased $800,000 as contracting services throughout Montana and Wyoming were negatively impacted by the timing of public agency work and aggregates sales volumes declined in Idaho due to project timing. Further impacting revenues were decreased ready-mix concrete sales volumes in Montana resulting from reduced residential demand in eastern Montana, along with the timing of customer projects throughout Montana. These decreases were partially offset by increased pricing for aggregates and ready-mix concrete of $3.6 million, higher aggregates sales volumes in Wyoming due to increased sales to wind energy and solar projects and an increase in contracting services in Idaho of $1.4 million due to change order work.
Gross profit and gross margin
Gross profit decreased $700,000 and gross margin decreased 120 basis points. Gross profit was negatively impacted by higher equipment mobilization and repair and maintenance costs to prepare for an earlier start of the construction season. Partially offsetting the decrease was an increase in contracting services gross profit due to change order work and cost savings on projects, as well as higher aggregates gross profit due to lower production costs.
EBITDA and EBITDA margin
EBITDA decreased $2.3 million and EBITDA margin decreased 390 basis points resulting from the decreased gross margin discussed above, in addition to the absence of asset sale gains of $2.0 million in the prior year.

Index
Results of Operations - Central

	Three Months Ended
	March 31,
	2024	2023	% Change
	(In millions)
Revenue	$61.0	$57.6	6%
Gross profit	$(12.9)	$(12.2)	(6)%
Gross margin	(21.2)%	(21.0)%
EBITDA	$(18.7)	$(16.9)	(11)%
EBITDA margin	(30.7)%	(29.3)%

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Revenues:
Aggregates	$15.9	$12.6
Ready-mix concrete	23.0	22.3
Asphalt	5.1	4.6
Other*	1.9	1.6
Contracting services	21.2	23.6
Internal sales	(6.1)	(7.1)
	$61.0	$57.6
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Revenue
Revenue improved $3.4 million, the largest driver being increased pricing of $5.3 million across all core product lines with most of the impact realized in the south region. Partially offsetting the increase was lower contracting services revenues during the quarter, primarily related to less paving work in the south region and decreased subcontract work due to timing in the north central region.
Gross profit and gross margin
Gross profit decreased $700,000 and gross margin decreased 20 basis points. The decrease was primarily attributed to an earlier start to pre-construction season activities in the north central region, including maintenance-related work, plant mobilization and crew training. Partially offsetting this decrease was improved margins on contracting services work as both regions continue to implement EDGE-related initiatives. Also offsetting the decrease was higher aggregate gross profit in the south region as increased pricing of $2.5 million more than offset increased costs.
EBITDA and EBITDA margin
EBITDA decreased $1.8 million and EBITDA margin decreased 140 basis points, as a direct result of the lower gross profit, as well as increased selling, general and administrative costs of $1.7 million, largely related to labor and training.

Index
Results of Operations - Energy Services

	Three Months Ended
	March 31,
	2024	2023	% Change
	(In millions)
Revenue	$12.8	$9.4	36%
Gross profit	$(1.3)	$(1.8)	28%
Gross margin	(10.2)%	(19.6)%
EBITDA	$(2.5)	$(3.0)	17%
EBITDA margin	(19.4)%	(31.7)%

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Revenues:
Liquid Asphalt	$11.0	$8.3
Other*	3.1	2.2
Internal sales	(1.3)	(1.1)
	$12.8	$9.4
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Revenue
Revenue improved $3.4 million largely the result of strong markets in California and Texas, which benefited from favorable weather and higher demand, more than offsetting lower volumes in Wyoming due to project timing and the absence of throughput volumes when compared to the prior year.
Gross profit and gross margin
Gross profit improved $500,000 and gross margin improved 940 basis points, which was driven by lower cost of materials and lower maintenance costs in the quarter.
EBITDA and EBITDA margin
EBITDA improved $500,000 and EBITDA margin improved 1,230 basis points, which was related to increased gross profit previously discussed.

Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of the Company, as well as insurance activity at our captive insurer; interest expense on a majority of the Company's long-term debt; interest income; and unrealized gains or losses on investments for the Company's nonqualified benefit plans.
During the first quarter of 2024, Corporate Services contributed negative EBITDA of $12.7 million, or $8.2 million less EBITDA compared to the prior year. The decrease was largely due to higher selling, general and administrative costs of $8.3 million primarily resulting from additional costs incurred as a publicly traded company, as well as costs related to the Separation from MDU Resources.
As a result of the Separation, we experienced recurring costs of $9.5 million, including payroll-related costs of $5.6 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; information technology costs of $1.4 million; professional services of $1.3 million; fees of $520,000 primarily related to fees on new debt issued in conjunction with the Separation; and insurance costs of $395,000. These recurring costs were partially offset by a reduction in general corporate expenses from MDU Resources of $4.6 million, as further discussed in Note 2. Also, as part of the Separation, we incurred additional one-time costs of $1.5 million primarily related to insurance costs, information technology costs and the transition services agreement with MDU Resources.

Index
Further increasing selling, general and administrative expenses were higher health care costs in 2024 of $1.7 million as prior year claims for 2023 were paid from the MDU Resources health and welfare trust therefore reducing the Company's expense in 2023. Partially offsetting these increased costs were improved returns on the Company's nonqualified benefit plan investments of $320,000.

Liquidity and Capital Resources
At March 31, 2024, Knife River had cash and cash equivalents of $128.4 million, working capital of $520.5 million and borrowing capacity of $329.0 million on our revolving credit agreement. Working capital is calculated as current assets less current liabilities. As of March 31, 2024, we believe Knife River has sufficient liquid assets, cash flows from operations and borrowing capacity to meet its financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Working capital requirements generally increase in the first half of the year as we build up inventory and focus on preparing our equipment, facilities and crews for our construction season. Working capital levels then decrease as the construction season winds down and we collect on receivables.
Knife River’s ability to fund its cash needs will depend on the ongoing ability to generate cash from operations and obtain debt financing with competitive rates. Knife River relies on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations, particularly in the first half of the year due to the seasonal nature of the industry. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of debt and strategic business development transactions.
Capital expenditures
We currently estimate total 2024 capital expenditures to be between $170 million to $180 million for both maintenance and growth projects and excludes acquisitions. As of March 31, 2024, $43.7 million has been spent on routine replacement and maintenance of vehicles and equipment, building improvements, a liquid asphalt expansion project and redistribution of plant assets. These expenditures were funded by internally generated cash.
Our management team remains focused on organic and acquisition growth opportunities that they believe align with our EDGE strategies, which includes the acquisition of a small ready-mix operation in South Dakota on April 3, 2024. While the 2024 budgeted capital expenditures includes some organic growth projects, future acquisitions and other growth opportunities that support our EDGE strategy would be incremental to the outlined capital program; however, these opportunities are dependent upon economic and other competitive conditions. It is anticipated that capital expenditures for 2024 will be funded by various sources, including internally generated cash and debt.
Cash flows

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Net cash provided by (used in)
Operating activities	$(43.2)	$(79.3)
Investing activities	(45.1)	(40.8)
Financing activities	(3.3)	117.2
Decrease in cash, cash equivalents and restricted cash	(91.6)	(2.9)
Cash, cash equivalents and restricted cash -- beginning of year	262.3	10.1
Cash, cash equivalents and restricted cash -- end of period	$170.7	$7.2

Index
Operating activities

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Components of net cash used in operating activities:
Net loss	$(47.6)	$(41.3)	$(6.3)
Adjustments to reconcile net loss to net cash used in operating activities	32.2	26.5	5.7
Changes in current assets and liabilities, net of acquisitions:
Receivables	76.8	34.2	42.6
Due from related-party	—	(.8)	.8
Inventories	(56.2)	(49.9)	(6.3)
Other current assets	(16.5)	(18.4)	1.9
Accounts payable	(4.2)	1.9	(6.1)
Due to related-party	—	4.6	(4.6)
Other current liabilities	(39.7)	(36.3)	(3.4)
Pension and postretirement benefit plan contributions	(.1)	(.2)	.1
Other noncurrent charges	12.1	.4	11.7
Net cash used in operating activities	$(43.2)	$(79.3)	$36.1
Cash used in operating activities at March 31, 2024, decreased $36.1 million, largely related to lower working capital needs. Cash used by working capital components totaled $39.8 million for the three months ended March 31, 2024, compared to $64.7 million for the three months ended March 31, 2023. This reduction in cash usage in 2024 was primarily the result of collections on higher receivables balances in the last quarter of 2023 and the first quarter of 2024, offset in part by higher liquid asphalt inventory balances. In addition, the timing of insurance costs associated with the captive insurer had a positive impact on cash.
Investing activities

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Capital expenditures	$(43.7)	$(42.4)	$(1.3)
Net proceeds from sale or disposition of property and other	1.6	3.2	(1.6)
Investments	(3.0)	(1.6)	(1.4)
Net cash used in investing activities	$(45.1)	$(40.8)	$(4.3)
The increase in cash used in investing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to lower gains on asset sales, higher contributions to the Company's nonqualified benefit plan investments due to additional participants in the plan and higher capital expenditures which includes a liquid asphalt expansion project.
Financing activities

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Issuance of long-term related-party notes, net	—	131.6	(131.6)
Repayment of long-term debt	(1.7)	—	(1.7)
Tax withholding on stock-based compensation	(1.6)	—	(1.6)
Net transfers to Centennial	—	(14.4)	14.4
Net cash provided by (used in) financing activities	$(3.3)	$117.2	$(120.5)
The decrease in cash flows provided by financing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was largely related to the changes in the Company's debt structure as a result of the Separation.

Index
Material cash requirements
There were no material changes in the Company's contractual obligations related to estimated interest payments, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2024 from those reported in the 2023 Annual Report. For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2023 Annual Report.
Our material short-term and long-term cash requirements include repayment of third-party long-term debt and related interest payments, related-party notes payable and related interest payments, payments on operating lease agreements, payments of obligations on purchase commitments and asset retirement obligations.
Non-GAAP Financial Measures
The Business Segment Financial and Operating Data includes financial information prepared in accordance with GAAP, as well as EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin financial measures. These non-GAAP financial measures, including those measures by segment, as applicable, are considered non-GAAP measures of financial performance. These non-GAAP financial measures are not measures of financial performance under GAAP. The items excluded from these non-GAAP financial measures are significant components in understanding and assessing financial performance. Therefore, these non-GAAP financial measures should not be considered substitutes for the applicable GAAP metric.
EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin are most directly comparable to the corresponding GAAP measures of net income and net income margin. We believe these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to our peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance by excluding stock-based compensation and unrealized gains and losses on benefit plan investments as they are considered non-cash and not part of our core operations. We also exclude the one-time, non-recurring costs associated with the Separation as those are not expected to continue. We believe EBITDA and Adjusted EBITDA assist rating agencies and investors in comparing operating performance across operating periods on a consistent basis by excluding items management does not believe are indicative of the Company's operating performance. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. We believe EBITDA and EBITDA margin, including those measures by segment, are useful performance measures because they provide clarity as to the operational results of the Company. Our management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating our operating results internally and calculating employee incentive compensation.
EBITDA is calculated by adding back income taxes, interest expense (net of interest income) and depreciation, depletion and amortization expense to net income. EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments, stock-based compensation and one-time Separation costs, to EBITDA. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenues. These non-GAAP financial measures are calculated the same for both the segment and consolidated metrics and should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income or net income margin, and are intended to be helpful supplemental financial measures for investors’ understanding of our operating performance. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin measures having the same or similar names.

Index
The following information reconciles segment and consolidated net income (loss) to EBITDA and Adjusted EBITDA and provides the calculation of EBITDA margin and Adjusted EBITDA margin. Interest expense, net, is net of interest income that is included in other income (expense) on the Consolidated Statements of Operations.

Three Months Ended March 31, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$(6.5)	$10.2	$(12.4)	$(27.4)	$(3.7)	$(7.8)	$(47.6)
Depreciation, depletion and amortization	5.8	9.9	6.3	8.7	1.2	.3	32.2
Interest expense, net	—	—	—	—	—	11.1	11.1
Income taxes	—	—	—	—	—	(16.3)	(16.3)
EBITDA	$(.7)	$20.1	$(6.1)	$(18.7)	$(2.5)	$(12.7)	$(20.6)
Unrealized (gains) losses on benefit plan investments						$(1.2)	$(1.2)
Stock-based compensation expense						1.8	1.8
One-time separation costs						2.3	2.3
Adjusted EBITDA						$(9.8)	$(17.7)

Revenue	$78.4	$120.3	$59.8	$61.0	$12.8	$(2.7)	$329.6
Net income margin	(8.3)%	8.5%	(20.8)%	(44.9)%	(29.1)%	N.M.	(14.5)%
EBITDA margin	(.9)%	16.8%	(10.1)%	(30.7)%	(19.4)%	N.M.	(6.2)%
Adjusted EBITDA margin						N.M.	(5.4)%
*N.M. - not meaningful

Three Months Ended March 31, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$(5.0)	$5.1	$(9.8)	$(25.0)	$(4.2)	$(2.4)	$(41.3)
Depreciation, depletion and amortization	5.1	8.9	6.0	8.1	1.2	.3	29.6
Interest expense, net	—	—	—	—	—	9.5	9.5
Income taxes	—	—	—	—	—	(11.9)	(11.9)
EBITDA	$.1	$14.0	$(3.8)	$(16.9)	$(3.0)	$(4.5)	$(14.1)
Unrealized (gains) losses on benefit plan investments						$(1.3)	$(1.3)
Stock-based compensation expense						.9	.9
One-time separation costs						.8	.8
Adjusted EBITDA						$(4.1)	$(13.7)

Revenue	$65.7	$115.9	$60.6	$57.6	$9.4	$(1.3)	$307.9
Net income margin	(7.6)%	4.4%	(16.2)%	(43.3)%	(44.8)%	N.M.	(13.4)%
EBITDA margin	.2%	12.1%	(6.2)%	(29.3)%	(31.7)%	N.M.	(4.6)%
Adjusted EBITDA margin						N.M.	(4.5)%
*N.M. - not meaningful

New Accounting Standards
For information regarding new accounting standards, see Note 3, which is incorporated by reference.
Critical Accounting Estimates
Knife River's critical accounting estimates include revenue recognized using the cost-to-cost measure of progress for contracts; impairment testing of goodwill; and impairment testing of long-lived assets excluding goodwill. There were no material changes in the Company's critical accounting estimates from those that were previously reported in the Company's 2023 Annual Report.

Index
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates and commodity prices. We have policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
As of March 31, 2024, the Company had $269.8 million in term loans outstanding which bear interest at a variable rate. As of March 31, 2024, the rate in effect was 7.19 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at March 31, 2024 would increase the all-in rate to 8.19 percent, the effect of which would increase the Company's interest expense by $2.7 million over the next 12 months based on the balances outstanding for these borrowings as of March 31, 2024.
At March 31, 2024, the Company had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk faced by the Company from those reported in the 2023 Annual Report.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings that were previously reported in Part 1, Item 3 - Legal Proceedings in the 2023 Annual Report.
Item 1A. Risk Factors
Refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in its 2023 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. As of March 31, 2024, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in its 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of Knife River Corporation			8-K		3.1	6/01/23	1-41642
3(b)	Amended and Restated Bylaws of Knife River Corporation			8-K		3.2	6/01/23	1-41642
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	May 7, 2024	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Chief Accounting Officer