Form 10-Q
period 2024-06-30
Knife River Corp
filed 2024-08-06
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2024: 56,612,705 shares.

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
We supply construction materials to customers from 14 states and also provide related contracting services, which are primarily to public-sector customers for the development and servicing of highways, local roads, bridges and other public-infrastructure projects. We have broad access to high-quality aggregates in most of our markets, which forms the foundation of our vertically integrated business model. We share resources, including plants, equipment and people, across our various locations to maximize efficiency. We also transport our products by truck, rail and barge, depending on the particular market, to complete the vertical value chain. Our strategically located aggregate sites, ready-mix plants and asphalt plants, along with our fleet of ready-mix and dump trucks, enable us to better serve our customers. We believe our integrated and expansive business model is a strong competitive advantage that provides scale, efficiency and operational excellence for the benefit of customers, stockholders and the broader communities that we serve.
Knife River is organized into six operating segments: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine the Company's reportable segments: Pacific, Northwest, Mountain, Central and Energy Services, which are based on our method of internal reporting and management of our business. Four of the reportable segments are aligned by key geographic areas due to the production of construction materials and related contracting services and one is based on product line. Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt and contracting services, while the Energy Services segment, which has locations throughout our geographic footprint, produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction. We also provide the details of Corporate Services, which includes accounting, legal, treasury, information technology, human resources and certain corporate expenses that support our operating segments. The internal reporting of these segments is defined based on the reporting and review process used by our chief executive officer and chief operating officer.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenue:
Construction materials	$435,132	$431,752	$639,227	$624,669
Contracting services	371,774	353,437	497,269	468,420
Total revenue	806,906	785,189	1,136,496	1,093,089
Cost of revenue:
Construction materials	310,322	316,179	520,152	510,308
Contracting services	320,364	316,027	433,631	425,703
Total cost of revenue	630,686	632,206	953,783	936,011
Gross profit	176,220	152,983	182,713	157,078
Selling, general and administrative expenses	59,474	59,450	119,695	108,108
Operating income	116,746	93,533	63,018	48,970
Interest expense	13,936	19,156	27,912	28,651
Other income	1,304	2,478	5,054	3,304
Income before income taxes	104,114	76,855	40,160	23,623
Income tax expense	26,185	20,019	9,859	8,107
Net income	$77,929	$56,836	$30,301	$15,516

Net income per share:
Basic	$1.38	$1.00	$.54	$.27
Diluted	$1.37	$1.00	$.53	$.27
Weighted average common shares outstanding:
Basic	56,611	56,566	56,601	56,566
Diluted	56,811	56,599	56,791	56,583
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$77,929	$56,836	$30,301	$15,516
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $0 and $13 for the three months ended and $0 and $28 for the six months ended in 2024 and 2023, respectively	—	44	—	90
Postretirement liability adjustment:
Postretirement liability losses arising during the period, net of tax of $0 and $(6) for the three months ended and $0 and $(6) for the six months ended in 2024 and 2023, respectively	—	(17)	—	(17)
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $25 and $15 for the three months ended and $50 and $31 for the six months ended in 2024 and 2023, respectively	77	48	155	95
Postretirement liability adjustment	77	31	155	78
Other comprehensive income	77	75	155	168
Comprehensive income attributable to common stockholders	$78,006	$56,911	$30,456	$15,684
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	June 30, 2024	June 30, 2023	December 31, 2023
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$57,169	$68,489	$262,320
Receivables, net	422,941	418,620	266,785
Costs and estimated earnings in excess of billings on uncompleted contracts	49,150	58,020	27,293
Inventories	385,378	374,377	319,623
Prepayments and other current assets	35,049	38,820	37,522
Total current assets	949,687	958,326	913,543
Noncurrent assets:
Property, plant and equipment	2,672,253	2,533,435	2,579,734
Less accumulated depreciation, depletion and amortization	1,316,872	1,221,966	1,264,687
Net property, plant and equipment	1,355,381	1,311,469	1,315,047
Goodwill	275,213	274,478	274,478
Other intangible assets, net	10,144	12,110	10,821
Operating lease right-of-use assets	47,818	45,933	44,706
Investments and other	44,619	40,581	41,218
Total noncurrent assets	1,733,175	1,684,571	1,686,270
Total assets	$2,682,862	$2,642,897	$2,599,813
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$7,072	$7,082	$7,082
Accounts payable	164,188	174,603	107,656
Billings in excess of costs and estimated earnings on uncompleted contracts	45,123	44,590	51,376
Taxes payable	15,602	29,878	9,300
Accrued compensation	29,208	26,041	48,098
Accrued interest	7,167	7,906	7,247
Current operating lease liabilities	13,615	14,067	12,948
Other accrued liabilities	96,334	80,189	103,564
Total current liabilities	378,309	384,356	347,271
Noncurrent liabilities:
Long-term debt	672,466	832,047	674,577
Deferred income taxes	179,197	170,502	174,542
Noncurrent operating lease liabilities	34,203	31,866	31,758
Other	119,981	129,274	105,653
Total liabilities	1,384,156	1,548,045	1,333,801
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,043,841 shares issued and 56,612,705 shares outstanding at June 30, 2024; 56,997,350 shares issued and 56,566,214 shares outstanding at June 30, 2023; 57,009,542 shares issued and 56,578,406 shares outstanding at December 31, 2023	570	570	570
Other paid-in capital	616,757	611,562	614,513
Retained earnings	696,169	498,530	665,874
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)	(3,626)
Accumulated other comprehensive loss	(11,164)	(12,184)	(11,319)
Total stockholders' equity	1,298,706	1,094,852	1,266,012
Total liabilities and stockholders' equity	$2,682,862	$2,642,897	$2,599,813
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Treasury Stock		Accumula-ted Other Comprehe-nsive Loss
	Shares	Amount			Shares	Amount	Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2023	57,009,542	$570	$614,513	$665,874	—	$—	(431,136)	$(3,626)	$(11,319)	$1,266,012
Net loss	—	—	—	(47,629)	—	—	—	—	—	(47,629)
Other comprehensive income	—	—	—	—	—	—	—	—	78	78
Stock-based compensation expense	—	—	1,811	—	—	—	—	—	—	1,811
Common stock issued for employee compensation, net of tax withholding	31,298	—	(1,645)	—	—	—	—	—	—	(1,645)
At March 31, 2024	57,040,840	$570	$614,679	$618,245	—	$—	(431,136)	$(3,626)	$(11,241)	$1,218,627
Net income	—	—	—	77,929	—	—	—	—	—	77,929
Other comprehensive Income	—	—	—	—	—	—	—	—	77	77
Stock-based compensation expense	—	—	2,106	(5)	—	—	—	—	—	2,101
Common stock issued for board of director fees	3,001	—	(28)	—	—	—	—	—	—	(28)
At June 30, 2024	57,043,841	$570	$616,757	$696,169	—	$—	(431,136)	$(3,626)	$(11,164)	$1,298,706
The accompanying notes are an integral part of these consolidated financial statements.

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Treasury Stock		Accumula-ted Other Comprehe-nsive Loss
	Shares	Amount			Shares	Amount	Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2022	80,000	$800	$549,106	$494,661	(538,921)	$(3,626)	—	$—	$(12,352)	$1,028,589
Net loss	—	—	—	(41,320)	—	—	—	—	—	(41,320)
Other comprehensive income	—	—	—	—	—	—	—	—	93	93
Stock-based compensation expense	—	—	453	(39)	—	—	—	—	—	414
Net transfers to Centennial	—	—	(1,385)	(11,622)	—	—	—	—	—	(13,007)
At March 31, 2023	80,000	$800	$548,174	$441,680	(538,921)	$(3,626)	—	$—	$(12,259)	$974,769
Net income	—	—	—	56,836	—	—	—	—	—	56,836
Other comprehensive Income	—	—	—	—	—	—	—	—	75	75
Stock-based compensation expense	—	—	212	14	—	—	—	—	—	226
Transfer of MDU Resources' stock held by subsidiary	—	—	—	—	538,921	3,626	—	—	—	3,626
Receipt of treasury stock at cost	—	—	—	—	—	—	(431,136)	(3,626)	—	(3,626)
Retirement of historical common stock in connection with the Separation	(80,000)	(800)	800	—	—	—	—	—	—	—
Issuance of common stock in connection with the Separation	56,997,350	570	(596)	—	—	—	—	—	—	(26)
Net transfers from Centennial and MDU Resources including Separation adjustments	—	—	62,972	—	—	—	—	—	—	62,972
At June 30, 2023	56,997,350	$570	$611,562	$498,530	—	$—	(431,136)	$(3,626)	$(12,184)	$1,094,852
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Operating activities:
Net income	$30,301	$15,516
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	66,724	60,760
Deferred income taxes	4,739	(5,355)
Provision for credit losses	277	1,015
Amortization of debt issuance costs	1,381	2,059
Employee stock-based compensation costs	3,686	665
Pension and postretirement benefit plan net periodic benefit cost	605	595
Unrealized gains on investments	(1,604)	(1,282)
Gains on sales of assets	(5,626)	(3,356)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(178,102)	(236,395)
Due from related-party	—	16,050
Inventories	(65,434)	(51,100)
Other current assets	2,473	(20,853)
Accounts payable	57,853	102,566
Due to related-party	—	(7,310)
Other current liabilities	(12,831)	25,598
Pension and postretirement benefit plan contributions	(283)	(292)
Other noncurrent changes	6,064	30,741
Net cash used in operating activities	(89,777)	(70,378)
Investing activities:
Capital expenditures	(103,623)	(66,578)
Acquisitions, net of cash acquired	(10,208)	—
Net proceeds from sale or disposition of property and other	6,765	4,117
Investments	(3,132)	(1,655)
Net cash used in investing activities	(110,198)	(64,116)
Financing activities:
Issuance of long-term related-party notes, net	—	205,275
Issuance of long-term debt	—	855,000
Repayment of long-term debt	(3,503)	(127)
Debt issuance costs	—	(16,640)
Proceeds from issuance of common stock	—	(26)
Tax withholding on stock-based compensation	(1,673)	—
Net transfers to Centennial	—	(850,589)
Net cash provided by (used in) financing activities	(5,176)	192,893
Increase (decrease) in cash, cash equivalents and restricted cash	(205,151)	58,399
Cash, cash equivalents and restricted cash -- beginning of year	262,320	10,090
Cash, cash equivalents and restricted cash -- end of period	$57,169	$68,489
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
June 30, 2024 and 2023
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
All revenues and costs, as well as assets and liabilities, directly associated with our business activities are included in the consolidated financial statements. In the periods prior to the Separation, the consolidated financial statements include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to, certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses and other income. For the three and six months ended June 30, 2023, the amount allocated to Knife River was $4.7 million and $9.6 million, respectively, in selling, general and administrative expenses and $300,000 and $600,000, respectively, in other income. These items were allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload. The allocations may not, however, reflect the expenses we would have incurred as a

Index
stand-alone company for the periods presented. These costs also may not be indicative of the expenses that we will incur in the future or would have incurred if we had obtained these services from a third party.
Management has also evaluated the impact of events occurring after June 30, 2024, up to the date of issuance of these consolidated interim financial statements on August 6, 2024, that would require recognition or disclosure in the Consolidated Financial Statements.
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
Cash, cash equivalents and restricted cash
We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. Restricted cash represents deposits held by our captive insurance company that is required by state insurance regulations to remain in the captive insurance company. Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets is comprised of:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Cash and cash equivalents	$15,468	$40,089	$219,324
Restricted cash	41,701	28,400	42,996
Cash, cash equivalents and restricted cash	$57,169	$68,489	$262,320
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

Index
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
Note 4 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $7.4 million, $11.6 million and $16.7 million at June 30, 2024, June 30, 2023 and December 31, 2023, respectively. Receivables were as follows:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Trade receivables	$206,673	$220,948	$124,134
Contract receivables	188,120	173,318	112,037
Retention receivables	32,649	30,224	36,782
Receivables, gross	427,442	424,490	272,953
Less expected credit loss	4,501	5,870	6,168
Receivables, net	$422,941	$418,620	$266,785
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
Details of the Company's expected credit losses were as follows:

	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2023	$2,053	$1,004	$2,293	$718	$100	$6,168
Current expected credit loss provision	177	(223)	(47)	87	—	(6)
Less write-offs charged against the allowance	(53)	133	2	3	—	85
At March 31, 2024	$2,283	$648	$2,244	$802	$100	$6,077
Current expected credit loss provision	25	79	27	151	1	283
Less write-offs charged against the allowance	513	11	1,122	212	1	1,859
At June 30, 2024	$1,795	$716	$1,149	$741	$100	$4,501

Index

	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2022	$1,945	$1,253	$1,278	$901	$100	$5,477
Current expected credit loss provision	45	313	164	(90)	—	432
Less write-offs charged against the allowance	1	68	18	—	—	87
At March 31, 2023	$1,989	$1,498	$1,424	$811	$100	$5,822
Current expected credit loss provision	8	74	631	(131)	1	583
Less write-offs charged against the allowance	17	512	3	2	1	535
At June 30, 2023	$1,980	$1,060	$2,052	$678	$100	$5,870
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Finished products	$245,983	$227,683	$225,319
Raw materials	100,029	104,689	61,776
Supplies and parts	39,366	42,005	32,528
Total	$385,378	$374,377	$319,623

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
Note 6 - Net income per share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted net income per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance shares and restricted stock units. Weighted average common shares outstanding is comprised of issued shares of 57,043,841 less shares held in treasury of 431,136. Basic and diluted net income per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net income	$77,929	$56,836	$30,301	$15,516
Weighted average common shares outstanding - basic	56,611	56,566	56,601	56,566
Effect of dilutive performance shares and restricted stock units	200	33	190	17
Weighted average common shares outstanding - diluted	56,811	56,599	56,791	56,583
Shares excluded from the calculation of diluted loss per share	16	—	21	—
Net income per share - basic	$1.38	$1.00	$.54	$.27
Net income per share - diluted	$1.37	$1.00	$.53	$.27

Index
Note 7 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
As of December 31, 2023	$—	$(11,319)	$(11,319)
Amounts reclassified from accumulated other comprehensive loss	—	78	78
Net current-period other comprehensive income	—	78	78
At March 31, 2024	$—	$(11,241)	$(11,241)
Amounts reclassified from accumulated other comprehensive loss	—	77	77
Net current-period other comprehensive income	—	77	77
At June 30, 2024	$—	$(11,164)	$(11,164)

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
As of December 31, 2022	$(90)	$(12,262)	$(12,352)
Amounts reclassified from accumulated other comprehensive loss	46	47	93
Net current-period other comprehensive income	46	47	93
At March 31, 2023	$(44)	$(12,215)	$(12,259)
Other comprehensive loss before reclassification	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive loss	44	48	92
Net current-period other comprehensive income	44	31	75
At June 30, 2023	$—	$(12,184)	$(12,184)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Operations. The reclassifications were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Operations
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$—	$(57)	$—	$(118)	Interest expense
	—	13	—	28	Income taxes
	—	(44)	—	(90)
Amortization of postretirement liability losses included in net periodic benefit cost	(102)	(63)	(205)	(126)	Other income
	25	15	50	31	Income taxes
	(77)	(48)	(155)	(95)
Total reclassifications	$(77)	$(92)	$(155)	$(185)

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

Three Months Ended June 30, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$31,259	$53,061	$31,138	$42,943	$—	$—	$158,401
Ready-mix concrete	36,667	45,660	34,967	62,225	—	—	179,519
Asphalt	8,622	32,529	32,860	45,268	—	—	119,279
Liquid asphalt	—	—	—	—	65,304	—	65,304
Other	42,357	5,574	7	10,875	14,386	4,511	77,710
Contracting services public-sector	20,713	71,299	90,023	102,820	—	—	284,855
Contracting services private-sector	14,222	25,596	41,552	5,549	—	—	86,919
Internal sales	(22,013)	(33,494)	(36,778)	(55,077)	(13,447)	(4,272)	(165,081)
Revenues from contracts with customers	$131,827	$200,225	$193,769	$214,603	$66,243	$239	$806,906

Three Months Ended June 30, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$27,446	$47,966	$28,866	$42,138	$—	$—	$146,416
Ready-mix concrete	40,526	44,583	34,506	65,283	—	—	184,898
Asphalt	6,275	34,518	29,472	54,672	—	—	124,937
Liquid asphalt	—	—	—	—	72,920	—	72,920
Other	39,802	4,335	8	10,909	13,849	1,341	70,244
Contracting services public-sector	16,848	53,301	80,381	114,025	—	—	264,555
Contracting services private-sector	16,575	29,353	37,317	5,637	—	—	88,882
Internal sales	(22,393)	(35,322)	(34,796)	(61,630)	(13,706)	184	(167,663)
Revenues from contracts with customers	$125,079	$178,734	$175,754	$231,034	$73,063	$1,525	$785,189

Six Months Ended June 30, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$50,809	$92,459	$40,592	$58,814	$—	$—	$242,674
Ready-mix concrete	67,887	77,436	48,803	85,248	—	—	279,374
Asphalt	10,969	40,766	33,690	50,326	—	—	135,751
Liquid asphalt	—	—	—	—	76,340	—	76,340
Other	67,686	9,147	13	12,773	17,448	9,654	116,721
Contracting services public-sector	26,188	107,343	115,882	123,853	—	—	373,266
Contracting services private-sector	22,296	40,628	55,355	5,724	—	—	124,003
Internal sales	(35,621)	(48,402)	(40,740)	(61,173)	(16,428)	(9,269)	(211,633)
Revenues from contracts with customers	$210,214	$319,377	$253,595	$275,565	$77,360	$385	$1,136,496

Index

Six Months Ended June 30, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$46,143	$90,540	$38,532	$54,722	$—	$—	$229,937
Ready-mix concrete	66,670	78,488	48,876	87,633	—	—	281,667
Asphalt	7,591	41,445	30,282	59,238	—	—	138,556
Liquid asphalt	—	—	—	—	81,206	—	81,206
Other	63,222	7,016	11	12,495	16,040	1,767	100,551
Contracting services public-sector	20,819	70,304	108,619	136,885	—	—	336,627
Contracting services private-sector	19,474	55,115	50,762	6,442	—	—	131,793
Internal sales	(33,197)	(48,254)	(40,710)	(68,761)	(15,928)	(398)	(207,248)
Revenues from contracts with customers	$190,722	$294,654	$236,372	$288,654	$81,318	$1,369	$1,093,089
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
The changes in contract assets and liabilities were as follows:

	June 30, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$49,150	$27,293	$21,857	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(45,123)	(51,376)	6,253	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract assets (liabilities)	$4,027	$(24,083)	$28,110

	June 30, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$58,020	$31,145	$26,875	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(44,590)	(39,843)	(4,747)	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract assets (liabilities)	$13,430	$(8,698)	$22,128
The Company recognized $14.4 million and $44.9 million in revenue for the three and six months ended June 30, 2024, respectively, which was previously included in contract liabilities at December 31, 2023. The Company recognized $11.4 million and $31.7 million in revenue for the three and six months ended June 30, 2023, respectively, which was previously included in contract liabilities at December 31, 2022.
The Company recognized a net increase in revenues of $15.1 million and $21.2 million for the three and six months ended June 30, 2024, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $7.4 million and $8.1 million for the three and six months ended June 30, 2023, respectively, from performance obligations satisfied in prior periods.

Index
Remaining performance obligations
The remaining performance obligations, also referred to as backlog, include unrecognized revenues that we reasonably expect to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions, and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. The majority of our contracts for contracting services have an original duration of less than one year.
At June 30, 2024, the Company's remaining performance obligations were $988.5 million. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $936.7 million within the next 12 months or less; $44.0 million within the next 13 to 24 months; and $7.8 million in 25 months or more.
Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at June 30, 2024
	(In thousands)
Pacific	$32,621	$—	$—	$—	$32,621
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	735	—	—	76,614
South	38,708	—	—	—	38,708
Energy Services	9,476	—	—	—	9,476
Total	$274,478	$735	$—	$—	$275,213

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at June 30, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$—	$38,277
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	—	3,820
Total	$274,540	$—	$(62)	$—	$274,478

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at December 31, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$(5,656)	$32,621
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	5,656	9,476
Total	$274,540	$—	$(62)	$—	$274,478

Index
Other amortizable intangible assets were as follows:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Customer relationships	$18,868	$18,540	$18,540
Less accumulated amortization	9,977	8,235	9,102
	8,891	10,305	9,438
Noncompete agreements	3,784	4,039	4,039
Less accumulated amortization	3,283	3,239	3,473
	501	800	566
Other	1,796	2,479	2,479
Less accumulated amortization	1,044	1,474	1,662
	752	1,005	817
Total	$10,144	$12,110	$10,821
Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2024, was $526,000 and $1.1 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2023, was $653,000 and $1.3 million, respectively. Estimated amortization expense for identifiable intangible assets as of June 30, 2024, was:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Amortization expense	$1,192	$1,964	$1,784	$1,761	$1,717	$1,726
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
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $27.3 million, $19.1 million and $24.9 million at June 30, 2024 and 2023, and December 31, 2023, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $392,000 and $197,000 for the three months ended and $1.6 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2024
	(In thousands)
Assets:
Money market funds	$—	$3,982	$—	$3,982
Insurance contracts*	—	27,289	—	27,289
Total assets measured at fair value	$—	$31,271	$—	$31,271
*    The insurance contracts invest approximately 36 percent in fixed-income investments, 23 percent in common stock of large-cap companies, 15 percent in cash equivalents, 9 percent in common stock of mid-cap companies, 9 percent target date investments, 5 percent in common stock of small-cap companies, 1 percent in international investments, 1 percent in real estate investments and 1 percent in high yield investments.

Index

	Fair Value Measurements at June 30, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2023
	(In thousands)
Assets:
Money market funds	$—	$7,529	$—	$7,529
Insurance contracts*	—	19,141	—	19,141
Total assets measured at fair value	$—	$26,670	$—	$26,670
*    The insurance contracts invest approximately 47 percent in fixed-income investments, 20 percent in cash equivalents, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies and 4 percent target date investments.

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
The assets and liabilities of the acquisitions that occurred during the second quarter of 2024 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on

Index
discounted cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Carrying amount	$693,483	$855,000	$696,985
Fair value	$712,852	$862,420	$725,086
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 12 - Debt
Certain debt instruments of the Company contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which the Company, as applicable, was in compliance with at June 30, 2024. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2024	June 30, 2024	June 30, 2023	December 31, 2023
		(In thousands)
Term loan agreement due on May 31, 2028	7.20%	$268,125	$275,000	$271,562
Revolving credit agreement	—%	—	155,000	—
Senior notes due on May 1, 2031	7.75%	425,000	425,000	425,000
Other notes due on January 1, 2061	—%	358	511	423
Less unamortized debt issuance costs		13,945	16,382	15,326
Total long-term debt		679,538	839,129	681,659
Less current maturities		7,072	7,082	7,082
Net long-term debt		$672,466	$832,047	$674,577
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at June 30, 2024, were as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Long-term debt maturities	$3,634	$10,473	$13,750	$17,188	$223,438	$425,000

Index
Note 13 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Interest paid, net	$27,993	$24,802
Income taxes paid, net	$1,662	$558

Noncash investing and financing transactions were as follows:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,844	$7,552
Property, plant and equipment additions in accounts payable	$5,098	$3,359
Equity contribution from Centennial related to the Separation	$—	$64,724
Equity contribution to MDU Resources for asset/liability transfers related to the Separation	$—	$(1,548)
MDU Resources' stock issued prior to spin in connection with a business combination	$—	$383
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

Index
The information below follows the same accounting policies as described in the audited financial statements and notes included in the Company's 2023 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
External operating revenues:
Pacific	$131,827	$125,079	$210,214	$190,722
Northwest	200,225	178,734	319,377	294,654
Mountain	193,769	175,754	253,595	236,372
Central	214,603	231,034	275,565	288,654
Energy Services	66,243	73,063	77,360	81,318
Total reportable segment external operating revenues	$806,667	$783,664	$1,136,111	$1,091,720
Intersegment operating revenues:
Pacific	$22,013	$22,393	$35,621	$33,197
Northwest	33,494	35,322	48,402	48,254
Mountain	36,778	34,796	40,740	40,710
Central	55,077	61,630	61,173	68,761
Energy Services	13,447	13,706	16,428	15,928
Total reportable segment intersegment operating revenues	$160,809	$167,847	$202,364	$206,850
EBITDA:
Pacific	$17,789	$17,457	$17,046	$17,605
Northwest	50,762	38,871	70,916	52,868
Mountain	43,119	30,323	37,054	26,570
Central	36,188	28,399	17,466	11,500
Energy Services	19,367	21,781	16,884	18,804
Total reportable segment EBITDA	$167,225	$136,831	$159,366	$127,347
A reconciliation of consolidated operating revenues to reportable segment operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Consolidated operating revenues	$806,906	$785,189	$1,136,496	$1,093,089
Plus:
Intersegment operating revenues	165,081	167,663	211,633	207,248
Less:
Corporate Services revenue	4,511	1,341	9,654	1,767
Total reportable segment operating revenues	$967,476	$951,511	$1,338,475	$1,298,570

Index
A reconciliation of consolidated net income before income taxes to reportable segment EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Total consolidated net income before income taxes	$104,114	$76,855	$40,160	$23,623
Plus:
Depreciation, depletion and amortization	34,512	31,130	66,724	60,760
Interest expense, net*	12,809	17,130	23,955	26,625
Less:
Corporate Services EBITDA	(15,790)	(11,716)	(28,527)	(16,339)
Total EBITDA for reportable segments	$167,225	$136,831	$159,366	$127,347
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
At June 30, 2024 and 2023, and December 31, 2023, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $3.2 million, $970,000 and $873,000, respectively. At June 30, 2024 and 2023 and December 31, 2023, we also recorded corresponding insurance receivables of $0, $325,000 and $42,000, respectively, related to the accrued liabilities. Most of these claims and lawsuits are covered by insurance, thus the Company's exposure is typically limited to its deductible amount. Management will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in the Company's 2023 Annual Report.
Guarantees
Knife River and certain of its subsidiaries have outstanding obligations to third parties where the Company has guaranteed their performance. These guarantees are related to contracts for contracting services and certain other guarantees. At June 30, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2024.
Knife River and certain of its subsidiaries have outstanding letters of credit to third parties related to insurance policies, cement purchases and other agreements. At June 30, 2024, the fixed maximum amounts guaranteed under these letters of credit aggregated $20.9 million. At June 30, 2024, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $335,000 in 2024, $20.5 million in 2025, $0 in 2026 and $104,000 in 2027. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2024.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our

Index
subsidiaries in the future. At June 30, 2024, approximately $894.2 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 16 - Related-party transactions
Transition services agreements
As part of the Separation, MDU Resources is providing transition services to Knife River and Knife River is providing transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. The Company paid $413,000 and $599,000 for the three months ended and $1.2 million and $599,000 for the six months ended June 30, 2024 and 2023, respectively, related to these activities, which were reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. The Company received $62,000 and $277,000 for the three months ended and $138,000 and $277,000 for the six months ended June 30, 2024 and 2023, respectively, related to these activities, which were reflected in other income on the Consolidated Statements of Operations. The majority of the transition services were completed over a period of one year after the Separation. The Company expects minimal continued services by Knife River to MDU Resources through May 2025.
For additional information on the presentation of related-party transactions, see Note 2.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, Knife River Corporation ("Knife River," the "Company," "we," "our," or "us") may publish or otherwise make available forward-looking statements of this nature, including statements related to its Competitive EDGE strategy ("EDGE") implemented to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth.
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
Basis of Presentation
On May 31, 2023, Knife River became a stand-alone publicly traded company. Prior to the Separation, Knife River operated as a wholly owned subsidiary of Centennial Energy Holdings, Inc. ("Centennial") and an indirect, wholly owned subsidiary of MDU Resources Group, Inc. ("MDU Resources") and not as a stand-alone company. The accompanying historical consolidated financial statements and footnotes for the periods prior to the Separation were prepared on a “carve-out” basis using the legal entity approach in conformity with accounting principles generally accepted in the United States of America ("GAAP") and were derived from the consolidated financial statements of MDU Resources as if Knife River operated on a stand-alone basis during these periods. For additional information related to the basis of presentation, see Note 2.
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
Market Conditions and Outlook
Our markets remain resilient and construction activity remains generally strong, despite ongoing general and economic challenges in the United States. While we experienced inflationary pressures in recent years, price increases for our products and services have generally outpaced these increased costs. Further, approximately 80 percent of our contracting services revenue each year comes from public-sector projects, enhancing stability through market cycles. For more information on factors that may negatively impact Knife River's business, see the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2023 Annual Report.
Backlog. Knife River’s contracting services backlog was as follows:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In millions)
Pacific	$101.0	$78.3	$51.2
Northwest	219.8	257.3	196.2
Mountain	365.5	377.3	256.7
Central	302.2	328.0	158.1
	$988.5	$1,040.9	$662.2

Index
Expected margins on backlog at June 30, 2024, were slightly higher than the expected margins on backlog at June 30, 2023. Of the $988.5 million of expected backlog at June 30, 2024, we expect to complete approximately $936.7 million in the 12 months following June 30, 2024. Approximately 87 percent of our backlog at June 30, 2024 relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Further, there continues to be infrastructure development, as discussed in the following section on Public Funding, which is expected to continue to provide bidding opportunities in our markets.
Period-over-period increases or decreases in backlog may not be indicative of future revenues, margins, net income or earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"). While we believe the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials, among other things, could result in customers seeking to delay or terminate existing or pending agreements and could reduce expected margins. See the section entitled “Item 1A. Risk Factors” in Part I of the Company's 2023 Annual Report for a list of factors that can cause revenues to be realized in periods and at levels that are different from originally projected.
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. States have moved forward with allocating funds from federal programs, such as the Infrastructure Investment and Jobs Act ("IIJA"), the American Rescue Plan Act and more. At the federal level, funding from IIJA is still being allocated. Approximately 56 percent of IIJA formula funding has yet to be obligated in our market areas. At the state level, eight of the 14 states in which we operate have introduced legislation to fund additional construction projects as of July 1, 2024. We continue to monitor the implementation and impact of these legislative items.
Profitability. Our management team continually monitors our margins and has been proactive in applying strategies to increase margins to support our long-term profitability goals. In 2023, we began implementing EDGE initiatives and established teams to deliver training, assist with targeting higher-margin bidding opportunities across the regions and pursue growth opportunities. The process improvement team ("PIT crew") visited 10 of our largest locations in 2023, including quarries, asphalt plants and ready-mix plants. In 2024, the PIT crew has been expanded to extend its influence to more locations and standardize best practices. The PIT crew has visited 98 sites across 10 states through the second quarter of 2024 and we expect the PIT crew to reach 31 additional sites in the second half of 2024.
Our management team has also continued to evaluate growth opportunities, both through organic growth and acquisitions. During the second quarter of 2024, we continued to advance a number of our strategic investments, including improvements to a number of our sites to increase efficiencies. Also during the second quarter of 2024, we completed two acquisitions that strategically align with our long-term objectives and that complement our existing operations, a small ready-mix operation in South Dakota and an existing aggregate site in Oregon. Our management team continues to focus on growth opportunities they believe will generate shareholder value.
Knife River operates in geographically diverse and competitive markets, and strives to maximize efficiencies, including transportation costs and economies of scale, to maintain strong margins. Our margins can experience negative pressure from competition, as well as impacts from the volatility in the cost of raw materials, such as diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel, with fuel and liquid asphalt costs often having the most significant impact on results. Many of these raw materials are subject to factors that are beyond our control, including global economic and political events and new and changing governmental regulations. The Energy Services segment is particularly susceptible to variability in liquid asphalt costs, which can impact both cost of sales and revenues, for which we cannot reliably predict future pricing. Such variability and inflationary pressures may have an impact on our margins, including fixed-price contracting services contracts that are impacted by the variability of energy and material prices. We mitigate our exposure to these fluctuations by entering into various purchase commitments, as well as by generally including terms in our contracting services agreements that provide for price adjustments related to variations in raw materials costs.
Our operations can also be significantly impacted by both favorable and unfavorable weather conditions. Unseasonably dry or warm weather in the states where we operate can allow for a lengthened construction season or allow for an earlier start on specific projects, while unseasonably wet and/or cold weather in the states where we operate can delay the start or cause an early end to the construction season or cause temporary delays on specific projects. Either of these conditions can impact both our construction materials sales and contracting services revenues. Other variables that can impact margins include the timing of project starts or completions, pre-construction season activities including equipment repair and maintenance costs or equipment mobilization, and declines or delays in new and existing projects due to the cyclical nature of the construction industry. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
Workforce. As a people-first company, we continually take steps to address the challenge of recruitment and retention of our employees. We continue to deploy significant resources to attract, develop and retain qualified and diverse talent. As the United States continues to face shortages in the availability of individuals to fill construction careers, we have taken significant steps to showcase construction as a career of choice. We own and operate a state-of-the-art training facility, the Knife River Training Center, which is used corporate-wide to enhance the skills of both our new and existing employees through both classroom education and hands-on experience. One of the most popular courses at the Knife River Training Facility is the commercial driver's license

Index
training, which is helping to address an industry-wide labor shortage. The training facility also offers a variety of courses around leadership development for all Knife River employees.
Consolidated Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Revenue	$806.9	$785.2	$1,136.5	$1,093.1
Cost of revenue	630.7	632.2	953.8	936.0
Gross profit	176.2	153.0	182.7	157.1
Selling, general and administrative expenses	59.5	59.5	119.7	108.1
Operating income	116.7	93.5	63.0	49.0
Interest expense	13.9	19.1	27.9	28.7
Other income	1.3	2.5	5.1	3.3
Income before income taxes	104.1	76.9	40.2	23.6
Income tax expense	26.2	20.1	9.9	8.1
Net income	$77.9	$56.8	$30.3	$15.5

EBITDA*	$151.4	$125.1	$130.8	$111.0
Adjusted EBITDA*	$154.3	$126.3	$136.6	$112.5
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
Other income includes net periodic benefit costs for the Company’s benefit plan expenses, other than service costs; interest income; realized and unrealized gains and losses on investments for the Company’s nonqualified benefit plans; earnings or losses on joint venture arrangements; and other miscellaneous income or expenses, including income and expenses related to the transition services agreement with MDU Resources.
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

Index
The following tables summarize operating results for the Company.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
Pacific	$131.8		$125.1		$210.2		$190.7
Northwest	201.2		179.0		321.5		294.9
Mountain	194.0		175.8		253.8		236.4
Central	214.7		231.0		275.7		288.7
Energy Services	76.2		84.1		89.0		93.5
Total segment revenues	817.9		795.0		1,150.2		1,104.2
Corporate Services and Eliminations	(11.0)		(9.8)		(13.7)		(11.1)
Consolidated revenues	$806.9		$785.2		$1,136.5		$1,093.1

Gross profit by segment:
Pacific	$22.0	16.7%	$22.1	17.7%	$25.8	12.3%	$26.5	13.9%
Northwest	51.5	25.6%	41.2	23.0%	71.7	22.3%	57.9	19.6%
Mountain	43.8	22.6%	32.1	18.3%	40.1	15.8%	29.1	12.3%
Central	38.2	17.8%	32.9	14.2%	25.2	9.1%	20.7	7.2%
Energy Services	20.3	26.7%	23.3	27.7%	19.0	21.4%	21.4	23.0%
Total segment gross profit	175.8	21.5%	151.6	19.1%	181.8	80.9%	155.6	76.0%
Corporate Services and Eliminations	.4	(3.8)%	1.4	(13.6)%	.9	(6.4)%	1.5	(13.1)%
Consolidated gross profit	$176.2	21.8%	$153.0	19.5%	$182.7	16.1%	$157.1	14.4%

Net income (loss) by segment:
Pacific	$11.7	8.8%	$12.1	9.7%	$5.1	2.4%	$7.1	3.7%
Northwest	39.7	19.7%	29.2	16.3%	50.0	15.5%	34.3	11.6%
Mountain	36.5	18.8%	24.1	13.7%	24.1	9.5%	14.3	6.1%
Central	26.9	12.5%	20.0	8.6%	(.5)	(.2)%	(5.0)	(1.7)%
Energy Services	18.1	23.8%	20.5	24.4%	14.4	16.2%	16.3	17.5%
Total segment net income	132.9	16.2%	105.9	13.3%	93.1	8.1%	67.0	6.1%
Corporate Services and Eliminations (a)	(55.0)	N.M.	(49.1)	N.M.	(62.8)	N.M.	(51.5)	N.M.
Consolidated net income	$77.9	9.7%	$56.8	7.2%	$30.3	2.7%	$15.5	1.4%

EBITDA (b):
Pacific	$17.8	13.5%	$17.4	14.0%	$17.0	8.1%	$17.6	9.2%
Northwest	50.7	25.2%	38.9	21.7%	70.9	22.1%	52.9	17.9%
Mountain	43.1	22.2%	30.3	17.2%	37.0	14.6%	26.5	11.2%
Central	36.2	16.9%	28.4	12.3%	17.4	6.3%	11.5	4.0%
Energy Services	19.4	25.4%	21.8	25.9%	16.9	19.0%	18.8	20.1%
Total segment EBITDA (b)	167.2	20.4%	136.8	17.2%	159.2	13.8%	127.3	11.5%
Corporate Services and Eliminations	(15.8)	143.6%	(11.7)	119.2%	(28.4)	208.3%	(16.3)	146.7%
Consolidated EBITDA (b)	$151.4	18.8%	$125.1	15.9%	$130.8	11.5%	$111.0	10.2%
(a)N.M. - not meaningful
(b)EBITDA, segment EBITDA, EBITDA margin and segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales (thousands):
Aggregates (tons)	9,408	9,181	13,663	14,049
Ready-mix concrete (cubic yards)	975	1,113	1,505	1,674
Asphalt (tons)	1,813	1,913	2,034	2,092

Average selling price:*
Aggregates (per ton)	$16.84	$15.95	$17.76	$16.37
Ready-mix concrete (per cubic yard)	$184.12	$166.11	$185.63	$168.30
Asphalt (per ton)	$65.82	$65.32	$66.76	$66.24
*The average selling price includes freight and delivery and other revenues.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$158.4		$146.4		$242.7		$229.9
Ready-mix concrete	179.5		184.9		279.4		281.7
Asphalt	119.3		125.0		135.7		138.5
Liquid Asphalt	65.3		72.9		76.3		81.2
Other*	77.7		70.3		116.7		100.6
Contracting services	371.8		353.4		497.3		468.4
Internal sales	(165.1)		(167.7)		(211.6)		(207.2)
Total revenues	$806.9		$785.2		$1,136.5		$1,093.1

Gross profit by product line:
Aggregates	$39.6	25.0%	$36.4	24.9%	$44.4	18.3%	$38.8	16.9%
Ready-mix concrete	29.8	16.6%	28.1	15.2%	38.5	13.8%	36.8	13.1%
Asphalt	17.3	14.5%	16.4	13.1%	11.7	8.6%	10.3	7.5%
Liquid Asphalt	15.8	24.2%	19.2	26.3%	14.8	19.5%	18.1	22.3%
Other*	22.3	28.7%	15.5	22.0%	9.7	8.3%	10.4	10.2%
Contracting services	51.4	13.8%	37.4	10.6%	63.6	12.8%	42.7	9.1%
Total gross profit	$176.2	21.8%	$153.0	19.5%	$182.7	16.1%	$157.1	14.4%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Revenue
Revenue increased $21.7 million, largely driven by price increases in our aggregates and ready-mix product lines and increased public agency work contributing additional contracting services revenue. Partially offsetting the increase was a decline in ready-mix concrete volumes across all segments resulting from EDGE-related initiatives of quality over quantity of work and the timing of projects. Asphalt volumes were also lower due in part to our EDGE-related initiatives. Our liquid asphalt revenues were lower as a result of industry-wide reduced market pricing.
Gross profit and gross margin
Gross profit improved $23.2 million and gross margin improved 230 basis points. We recognized higher contracting services margins from improved bid margins and favorable project execution in the quarter. Also contributing to the improvement was higher gross profit in the aggregates, ready-mix concrete and asphalt product lines as higher prices outpaced increased costs. Partially offsetting the increase was reduced market pricing for liquid asphalt.

Index
Selling, general and administrative expenses
Selling, general and administrative expenses were consistent year-over-year. Our reportable segments had lower costs of $2.8 million, largely the result of higher asset sale gains in the quarter of $3.7 million, which was partially offset by increased professional services and payroll-related costs.
As a result of the Separation, Corporate Services experienced higher recurring costs as a publicly traded company of $6.9 million, including payroll-related costs of $4.0 million, largely due to additional staff and stock-based compensation expenses for the management team and board of directors; information technology costs of $1.4 million; professional services of $850,000; fees of $350,000, primarily related to new debt issued in conjunction with the Separation; and insurance costs of $200,000. These recurring costs were partially offset by a reduction in general corporate expenses from MDU Resources of $4.7 million, as discussed in Note 2. Also, as part of the Separation, we incurred less one-time costs of $750,000, primarily related to insurance costs and the transition services agreement with MDU Resources.
Interest expense
Interest expense decreased $5.2 million due primarily to lower average debt balances, offset in part by higher average interest rates.
Other income
Other income decreased $1.2 million, largely driven by decreased interest income on lower average cash balances.
Income tax expense
Income tax expense increased $6.1 million, corresponding with higher income before income taxes.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Revenue
Revenue increased $43.4 million, largely driven by price increases across most product lines and increased public agency work contributing additional contracting services revenue. Partially offsetting the increase was a decline in ready-mix concrete, aggregates and asphalt volumes due to EDGE-related initiatives and the timing of projects. Our liquid asphalt revenues were lower as a result of industry-wide reduced market pricing.
Gross profit and gross margin
Gross profit improved $25.6 million and gross margin improved 170 basis points. We recognized higher margins from contracting services due to improved bid margins and favorable project execution during the year. Also contributing to the improvement was higher gross profit in the aggregates, ready-mix concrete and asphalt product lines as higher prices outpaced higher costs. Partially offsetting the increase was reduced market pricing for liquid asphalt.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $11.6 million. Our reportable segments had higher costs of $400,000, which were largely the result of higher payroll-related costs and professional services, partially offset by higher gains on asset sales of $2.3 million and lower bad debt expense.
As a result of the Separation, Corporate Services experienced higher recurring costs as a publicly traded company of $16.3 million, including payroll-related costs of $9.5 million, largely due to additional staff and stock-based compensation expenses for the management team and board of directors; information technology costs of $2.8 million; professional services of $2.1 million; fees of $870,000 primarily related to fees on new debt issued in conjunction with the Separation; and insurance costs of $600,000. These recurring costs were partially offset by a reduction in general corporate expenses from MDU Resources of $9.6 million, as discussed in Note 2. Also, as part of the Separation, we incurred additional one-time costs of $860,000, primarily related to insurance costs and the transition services agreement with MDU Resources.
Interest expense
Interest expense decreased $800,000 due primarily to lower average debt balances, largely offset by higher average interest rates.
Other income
Other income increased $1.8 million due to increased interest income on higher average cash balances.
Income tax expense
Income tax expense increased $1.8 million, corresponding with higher income before income taxes.

Index
Business Segment Financial and Operating Data
A discussion of key financial data from Knife River’s business segments follows. Knife River provides segment-level information by revenue, gross profit, gross margin, EBITDA and EBITDA margin, as these are the measures of profitability used by our management to assess operational results. EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures.”
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
Results of Operations - Pacific

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$131.8	$125.1	5%	$210.2	$190.7	10%
Gross profit	$22.0	$22.1	—%	$25.8	$26.5	(3)%
Gross margin	16.7%	17.7%		12.3%	13.9%
EBITDA	$17.8	$17.4	2%	$17.0	$17.6	(3)%
EBITDA margin	13.5%	14.0%		8.1%	9.2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Aggregates	$31.3	$27.5	$50.8	$46.1
Ready-mix concrete	36.6	40.5	67.9	66.7
Asphalt	8.6	6.3	10.9	7.6
Other*	42.4	39.8	67.7	63.2
Contracting services	34.9	33.4	48.5	40.3
Internal sales	(22.0)	(22.4)	(35.6)	(33.2)
	$131.8	$125.1	$210.2	$190.7
*Other includes cement, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Revenue
Revenue increased $6.7 million as price increases across all product lines contributed an additional $8.4 million, which was mainly due to pricing initiatives and aggregate product mix sales differences. Public agency-related contracting services activity in Northern California continued to see an uptick in the second quarter, improving contracting services revenues by $1.5 million and leading to an increase in asphalt volumes. Offsetting the increases was a decline in ready-mix concrete volumes of $6.9 million due largely to the timing of projects.
Gross profit and gross margin
Gross profit decreased $100,000 and gross margin decreased 100 basis points, largely driven by lower gross profit on ready-mix concrete and aggregates due to increased costs for repairs and maintenance and higher depletion expense in aggregates. Also impacting gross profit was reduced ready-mix concrete volumes, as discussed above, and higher depreciation expense on equipment. Higher contracting services margins contributed $1.6 million of additional gross profit due to improved project execution during the quarter.

Index
EBITDA and EBITDA margin
EBITDA improved $400,000 year-over-year, largely due to improved contracting services margins, as previously discussed. Partially offsetting the increase was higher selling, general and administrative expenses primarily for additional professional services. EBITDA margin resulted in a decrease of 50 basis points, largely the result of the previously discussed lower gross margin.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Revenue
Revenue increased $19.5 million across all core product lines. This increase resulted from increased prices contributing $14.6 million, strong asphalt sales volumes of $3.4 million and public agency-related construction work contributing to an increase on contracting services revenue of $8.2 million. Partially offsetting the increased revenues were lower aggregate volumes resulting from the absence of some larger projects this year compared to last year in Hawaii and California and lower ready-mix concrete volumes across the segment's markets.
Gross profit and gross margin
Gross profit decreased $700,000 and gross margin decreased 160 basis points, largely the result of increased labor-related costs and repairs and maintenance costs that outpaced higher prices for both the aggregates and ready-mix product lines. Also contributing to lower gross profit was higher depletion expense in aggregates and higher depreciation expense on equipment. Partially offsetting the decrease in gross profit was higher contracting services margins, which contributed $2.5 million of additional gross profit due to improved project execution during the year.
EBITDA and EBITDA margin
EBITDA decreased $600,000 and EBITDA margin decreased 110 basis points. These decreases are the result of the previously discussed lower gross profit and higher selling, general and administrative costs driven mainly by higher professional services.

Results of Operations - Northwest

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$201.2	$179.0	12%	$321.5	$294.9	9%
Gross profit	$51.5	$41.2	25%	$71.7	$57.9	24%
Gross margin	25.6%	23.0%		22.3%	19.6%
EBITDA	$50.7	$38.9	31%	$70.9	$52.9	34%
EBITDA margin	25.2%	21.7%		22.1%	17.9%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Aggregates	$53.1	$47.9	$92.5	$90.5
Ready-mix concrete	45.7	44.6	77.4	78.5
Asphalt	32.5	34.5	40.8	41.4
Other*	5.5	4.4	9.1	7.1
Contracting services	96.9	82.7	148.0	125.4
Internal sales	(32.5)	(35.1)	(46.3)	(48.0)
	$201.2	$179.0	$321.5	$294.9
*Other includes merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Revenue
Revenue increased $22.2 million, largely the result of higher contracting services revenue of $14.2 million due to increased public agency work. Price increases on ready-mix concrete contributed $5.7 million and higher third-party aggregate sales volumes provided an additional $5.1 million in revenue. Partially offsetting the increases were lower ready-mix concrete and asphalt sales volumes due to reduced demand resulting from EDGE-related price initiatives, market conditions and less available paving projects.

Index
Gross profit and gross margin
Gross profit improved $10.3 million and gross margin improved 260 basis points mainly due to increased contracting services margins due to disciplined project bidding and favorable execution of projects. Also contributing to the increase was higher gross profit of $3.7 million across its core product lines with price increases outpacing costs. Aggregates gross profit increased from higher volumes, as previously discussed, and lower indirect costs. Ready-mix concrete gross profit increased $1.2 million, largely the result of pricing outpacing costs, and asphalt gross profit increased $1.0 million driven by lower raw material costs. Partially offsetting the increase was higher depreciation expense across all product lines.
EBITDA and EBITDA margin
EBITDA improved $11.8 million and EBITDA margin improved 350 basis points, largely due to improved gross profit, as previously discussed. Also contributing to the improvement was higher asset sale gains of $400,000.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Revenue
Revenue increased $26.6 million, largely the result of higher contracting services revenue of $22.6 million due to increased public agency work. Also contributing to the increase was improved pricing on ready-mix concrete and aggregates of $12.9 million, which was mostly offset by lower ready-mix sales volumes due to reduced demand resulting from EDGE-related price initiatives and market conditions.
Gross profit and gross margin
Gross profit improved $13.8 million and gross margin improved 270 basis points mainly due to increased contracting services margins resulting from favorable project execution and disciplined project bidding. Higher aggregates gross profit of $3.1 million was primarily due to increased pricing and lower repairs and maintenance costs and higher asphalt gross profit of $2.4 million was recognized due to lower material costs. Ready-mix concrete gross profit increased $760,000, largely the result of pricing outpacing costs which were offset in part by lower volumes. Partially offsetting the increase was higher depreciation expense across all product lines.
EBITDA and EBITDA margin
EBITDA improved $18.0 million and EBITDA margin improved 420 basis points, largely due to improved gross profit, as previously discussed. Also contributing to the improvement was higher asset sale gains of $1.4 million.

Results of Operations - Mountain

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$194.0	$175.8	10%	$253.8	$236.4	7%
Gross profit	$43.8	$32.1	36%	$40.1	$29.1	38%
Gross margin	22.6%	18.3%		15.8%	12.3%
EBITDA	$43.1	$30.3	42%	$37.0	$26.5	39%
EBITDA margin	22.2%	17.2%		14.6%	11.2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Aggregates	$31.1	$28.9	$40.6	$38.5
Ready-mix concrete	35.0	34.5	48.8	48.9
Asphalt	32.9	29.5	33.7	30.3
Contracting services	131.6	117.7	171.2	159.4
Internal sales	(36.6)	(34.8)	(40.5)	(40.7)
	$194.0	$175.8	$253.8	$236.4

Index
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Revenue
Revenue increased $18.2 million due to increased contracting services activity, largely resulting from additional airport work and more Idaho public agency work, which also positively impacted asphalt sales volumes. Improved pricing across its core product lines also contributed $9.6 million. Partially offsetting the increase were lower ready-mix concrete and aggregate sales volumes due to the timing of certain projects.
Gross profit and gross margin
Gross profit improved $11.7 million and gross margin improved 430 basis points resulting from increased pricing across its core products outpacing increased costs, with aggregates being the largest contributor. Contracting services margins also increased mainly due to higher revenues, as previously discussed, and favorable project execution.
EBITDA and EBITDA margin
EBITDA improved $12.8 million and EBITDA margin improved 500 basis points, largely due to improved gross profit, as previously discussed, and lower bad debt expense.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Revenue
Revenue increased $17.4 million primarily the result of higher average selling prices across all core product lines contributing $13.3 million of additional revenues. Contracting services revenue increased by $11.8 million resulting from additional airport work and more Idaho public agency work, which also positively impacted asphalt sales volumes. These increases were partially offset by a reduction in aggregate and ready-mix concrete sales volumes due to the timing of certain projects.
Gross profit and gross margin
Gross profit improved $11.0 million and gross margin improved 350 basis points. Driving the improvement was higher product pricing outpacing higher costs and increased contracting services margins, mainly due to higher revenues and favorable project execution.
EBITDA and EBITDA margin
EBITDA improved $10.5 million and EBITDA margin improved 340 basis points, largely the result of improved gross profit, as previously discussed, and lower bad debt expense. Partially offsetting the increase was the absence of asset sale gains of $2.0 million in the prior year.

Index
Results of Operations - Central

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$214.7	$231.0	(7)%	$275.7	$288.7	(5)%
Gross profit	$38.2	$32.9	16%	$25.2	$20.7	22%
Gross margin	17.8%	14.2%		9.1%	7.2%
EBITDA	$36.2	$28.4	27%	$17.4	$11.5	52%
EBITDA margin	16.9%	12.3%		6.3%	4.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Aggregates	$42.9	$42.1	$58.8	$54.8
Ready-mix concrete	62.2	65.3	85.3	87.6
Asphalt	45.3	54.7	50.3	59.2
Other*	10.9	10.9	12.7	12.5
Contracting services	108.4	119.6	129.6	143.3
Internal sales	(55.0)	(61.6)	(61.0)	(68.7)
	$214.7	$231.0	$275.7	$288.7
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Revenue
Revenue decreased $16.3 million. The segment had lower revenues across most of its core product lines, which was primarily a result of lower volumes due to EDGE-related initiatives of quality over quantity of work being implemented across the segment and project timing due to heavy rainfall and flooding in June of 2024. This decrease was partially offset by price increases on ready-mix concrete contributing $7.5 million of additional revenue.
Gross profit and gross margin
Gross profit improved $5.3 million and gross margin improved 360 basis points, largely resulting from higher margins on contracting services from EDGE-related initiatives, which contributed an additional $1.9 million in gross profit. Also contributing to the increase was higher ready-mix concrete gross profit, as higher sales prices outpaced increased costs.
EBITDA and EBITDA margin
EBITDA improved $7.8 million and EBITDA margin improved 460 basis points and was driven by increased gross profit, as previously discussed, and higher gains on asset sales of $3.3 million. Partially offsetting the increase was higher selling, general and administrative expenses of $1.7 million, largely due to higher payroll-related costs.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Revenue
Revenue decreased $13.0 million. The segment had lower revenues across most of its core product lines, which was primarily a result of lower volumes due to EDGE-related initiatives being implemented across the segment, as well as project timing due to heavy rainfall and flooding in June of 2024. This decrease was partially offset by sales price increases on ready-mix concrete of $9.9 million and aggregates of $1.0 million as the segment continues to implement EDGE-related initiatives. Aggregates also contributed $3.1 million in higher sales volumes, which was due mostly to increased demand for base materials.
Gross profit and gross margin
Gross profit improved $4.5 million and gross margin improved 190 basis points. The improvement largely resulted from higher margins on contracting services from EDGE-related initiatives including disciplined project bidding and favorable project execution, which contributed an additional $3.8 million. Also positively impacting gross profit was higher ready-mix concrete gross profit as higher sales prices outpaced higher costs. Partially offsetting the increase was lower asphalt gross profit, primarily in the south operating segment related to higher plant repair costs.

Index
EBITDA and EBITDA margin
EBITDA improved $5.9 million and EBITDA margin improved 230 basis points, driven by higher gross profit, as previously discussed, and higher gains on asset sales of $3.0 million. Partially offsetting the increase was higher selling, general and administrative expenses, largely related to higher payroll-related costs.

Results of Operations - Energy Services

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$76.2	$84.1	(9)%	$89.0	$93.5	(5)%
Gross profit	$20.3	$23.3	(13)%	$19.0	$21.4	(11)%
Gross margin	26.7%	27.7%		21.4%	23.0%
EBITDA	$19.4	$21.8	(11)%	$16.9	$18.8	(10)%
EBITDA margin	25.4%	25.9%		19.0%	20.1%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Liquid Asphalt	$65.3	$72.9	$76.3	$81.2
Other*	14.4	13.8	17.5	16.0
Internal sales	(3.5)	(2.6)	(4.8)	(3.7)
	$76.2	$84.1	$89.0	$93.5
*Other includes fabric and spreading, burner fuels, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Revenue
Revenue decreased $7.9 million due largely to reduced market pricing in all of the segment's markets as a result of lower input costs. Total liquid asphalt sales volumes were consistent with prior year. California continued to see strong demand in the second quarter while the Midwest had a slowdown in volumes due to heavy rainfall.
Gross profit and gross margin
Gross profit decreased $3.0 million and gross margin decreased 100 basis points, driven by the reduced market pricing. Partially offsetting the decrease was increased margins on liquid asphalt spreading, fabric installation services and lower maintenance costs.
EBITDA and EBITDA margin
EBITDA decreased $2.4 million and EBITDA margin decreased 50 basis points, which was related to decreased gross profit, as previously discussed, offset in part by lower selling, general and administrative costs related to lower payroll-related costs.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Revenue
Revenue decreased $4.5 million due to reduced market pricing across most of the segment's markets as a result of lower input costs. Liquid asphalt sales volumes were up slightly, primarily from strong demand in California and Texas, which were partially offset by decreased volumes in the Midwest due to heavy rainfall in the second quarter of 2024. Also improving revenues were increased spreading rates, as well as higher burner fuels pricing and sales volume related to project timing.
Gross profit and gross margin
Gross profit decreased $2.4 million and gross margin decreased 160 basis points, driven by the reduced market pricing. Partially offsetting the decrease was increased margins on liquid asphalt spreading, fabric installation services and lower maintenance costs.

Index
EBITDA and EBITDA margin
EBITDA decreased $1.9 million and EBITDA margin decreased 110 basis points, which was related to decreased gross profit, as previously discussed, offset in part by lower selling, general and administrative costs related to lower payroll-related costs.

Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of the Company, as well as insurance activity at our captive insurer; interest expense on a majority of the Company's long-term debt; interest income; and unrealized gains or losses on investments for the Company's nonqualified benefit plans.
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
During the second quarter of 2024, Corporate Services contributed negative EBITDA of $15.8 million, or $4.1 million less EBITDA compared to the prior year. The decrease was largely due to higher selling, general and administrative costs of $2.8 million primarily resulting from additional costs incurred as a publicly traded company, as well as costs related to the Separation from MDU Resources.
As a result of the Separation, we experienced higher recurring costs of $6.9 million, including payroll-related costs of $4.0 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; information technology costs of $1.4 million; professional services of $850,000; fees of $350,000, largely related to fees on the new debt issued in conjunction with the Separation; and insurance costs of $200,000. These recurring costs were partially offset by a reduction in general corporate expenses from MDU Resources of $4.7 million, as further discussed in Note 2. Also, as part of the Separation, we incurred less one-time costs of $750,000 in the quarter.
Further increasing selling, general and administrative expenses were higher health care costs in 2024 of $1.0 million as prior year claims for 2023 were paid from the MDU Resources health and welfare trust therefore reducing the Company's expense in 2023.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Corporate Services contributed negative EBITDA of $28.4 million, or $12.1 million less EBITDA compared to the prior year. The decrease was largely due to higher selling, general and administrative costs of $11.2 million primarily resulting from additional costs incurred as a publicly traded company, as well as costs related to the Separation from MDU Resources.
As a result of the Separation, we experienced higher recurring costs of $16.3 million, including payroll-related costs of $9.5 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; information technology costs of $2.8 million; professional services of $2.1 million; fees of $870,000, largely related to fees on the new debt issued in conjunction with the Separation; and insurance costs of $600,000. These recurring costs were partially offset by a reduction in general corporate expenses from MDU Resources of $9.6 million, as further discussed in Note 2. Also, as part of the Separation, we incurred additional one-time costs of $860,000 primarily related to insurance costs and the transition services agreement with MDU Resources.
Further increasing selling, general and administrative expenses were higher health care costs in 2024 of $2.8 million as prior year claims for 2023 were paid from the MDU Resources health and welfare trust therefore reducing the Company's expense in 2023.

Liquidity and Capital Resources
At June 30, 2024, we had cash and cash equivalents of $15.5 million, working capital of $571.4 million and borrowing capacity of $329.1 million on our revolving credit agreement, net of our outstanding letters of credit. Working capital is calculated as current assets less current liabilities. As of June 30, 2024, we have sufficient liquid assets, cash flows from operations and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
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

Index
Capital expenditures
We currently estimate total 2024 capital expenditures to be between $170 million to $180 million for both maintenance and growth projects and excludes acquisitions. As of June 30, 2024, $103.6 million has been spent on routine replacement of vehicles and equipment, plant and building improvements, organic growth projects, a liquid asphalt expansion project and replacement aggregate reserves. These expenditures were funded by internally generated cash.
Our management team remains focused on organic and acquisition growth opportunities they believe align with our EDGE strategies. During the second quarter of 2024, we acquired a small ready-mix operation in South Dakota and an aggregates site in Oregon.
While the 2024 budgeted capital expenditures includes organic growth projects, future acquisitions and other growth opportunities that support our EDGE strategy would be incremental to the outlined capital program; however, these opportunities are dependent upon economic and other competitive conditions. It is anticipated that capital expenditures for 2024 will be funded by various sources, including internally generated cash and debt.
Cash flows

	Six Months Ended
	June 30,
	2024	2023
	(In millions)
Net cash provided by (used in)
Operating activities	$(89.7)	$(70.4)
Investing activities	(110.2)	(64.1)
Financing activities	(5.2)	192.9
Increase (decrease) in cash, cash equivalents and restricted cash	(205.1)	58.4
Cash, cash equivalents and restricted cash -- beginning of year	262.3	10.1
Cash, cash equivalents and restricted cash -- end of period	$57.2	$68.5
Operating activities

	Six Months Ended
	June 30,
	2024	2023	Variance
	(In millions)
Components of net cash used in operating activities:
Net income	$30.3	$15.5	$14.8
Adjustments to reconcile net income to net cash used in operating activities	70.2	55.1	15.1
Changes in current assets and liabilities, net of acquisitions:
Receivables	(178.1)	(236.4)	58.3
Due from related-party	—	16.1	(16.1)
Inventories	(65.4)	(51.1)	(14.3)
Other current assets	2.5	(20.9)	23.4
Accounts payable	57.9	102.6	(44.7)
Due to related-party	—	(7.3)	7.3
Other current liabilities	(12.8)	25.6	(38.4)
Pension and postretirement benefit plan contributions	(.3)	(.3)	—
Other noncurrent charges	6.0	30.7	(24.7)
Net cash used in operating activities	$(89.7)	$(70.4)	$(19.3)
Cash used in operating activities at June 30, 2024, increased $19.3 million, largely related to higher working capital needs. Cash used by working capital components totaled $195.9 million for the six months ended June 30, 2024, compared to $171.4 million for the six months ended June 30, 2023. This increase in cash usage in 2024 was primarily the result of higher payroll-related costs due in part to additional employees associated with the Separation. Also impacting working capital were higher liquid asphalt inventory balances largely related to filling a large tank that was out service in the previous year; timing of prepaid insurance due to the Separation; the removal of all related-party balances due to the Separation; and fluctuations in the timing of payment on accounts payable. Partially offsetting these decreases were stronger collections on receivables balances during 2024 and higher net income.

Index
Investing activities

	Six Months Ended
	June 30,
	2024	2023	Variance
	(In millions)
Capital expenditures	$(103.6)	$(66.6)	$(37.0)
Acquisitions, net of cash acquired	(10.2)	—	(10.2)
Net proceeds from sale or disposition of property and other	6.8	4.1	2.7
Investments	(3.2)	(1.6)	(1.6)
Net cash used in investing activities	$(110.2)	$(64.1)	$(46.1)
The increase in cash used in investing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to higher capital expenditures, including a liquid asphalt expansion project and routine replacement of vehicles and equipment. In addition, two acquisitions were completed in the first half of 2024.
Financing activities

	Six Months Ended
	June 30,
	2024	2023	Variance
	(In millions)
Issuance of long-term related-party notes, net	$—	$205.3	$(205.3)
Issuance of long-term debt	—	855.0	(855.0)
Repayment of long-term debt	(3.5)	(.1)	(3.4)
Debt issuance costs	—	(16.7)	16.7
Tax withholding on stock-based compensation	(1.7)	—	(1.7)
Net transfers to Centennial	—	(850.6)	850.6
Net cash provided by (used in) financing activities	$(5.2)	$192.9	$(198.1)
The decrease in cash flows provided by financing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was largely related to changes in the Company's debt structure as a result of the Separation, which included the issuance of senior notes, term loans and a revolving credit facility, and a transfer of the majority of the proceeds to Centennial.
Material cash requirements
There were no material changes in the contractual obligations related to estimated interest payments, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2024 from those reported in the 2023 Annual Report. For more information on our contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2023 Annual Report.
Our material short-term and long-term cash requirements include repayment of third-party long-term debt and related interest payments, payments on operating lease agreements, payments of obligations on purchase commitments and asset retirement obligations.
Defined benefit pension plans
We have noncontributory qualified defined benefit pension plans for certain employees. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans. Costs of providing these benefits are dependent upon assumptions of future conditions and bear the risk of changing.
There were no other material changes to our qualified noncontributory defined benefit pension plans from those reported in the 2023 Annual Report other than increased contributions of approximately $2.1 million made to our pension plans during the third quarter of 2024. The increase was driven by additional discretionary contributions. For more information, see Note 17 and Part II, Item 7 in the 2023 Annual Report.
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

Index
EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin are most directly comparable to the corresponding GAAP measures of net income and net income margin. We believe these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to our peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance by excluding stock-based compensation and unrealized gains and losses on benefit plan investments as they are considered non-cash and not part of our core operations. We also exclude the one-time, non-recurring costs associated with the Separation as those are not expected to continue. We believe EBITDA and Adjusted EBITDA assist rating agencies and investors in comparing operating performance across operating periods on a consistent basis by excluding items management does not believe are indicative of the Company's operating performance. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. We believe these non-GAAP financial measures, including those measures by segment, are useful performance measures because they provide clarity as to the operational results of the Company. Our management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating our operating results internally and calculating employee incentive compensation.
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

Three Months Ended June 30, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$11.7	$39.7	$36.5	$26.9	$18.1	$(55.0)	$77.9
Depreciation, depletion and amortization	6.1	11.0	6.6	9.3	1.3	.2	34.5
Interest expense, net	—	—	—	—	—	12.8	12.8
Income taxes	—	—	—	—	—	26.2	26.2
EBITDA	$17.8	$50.7	$43.1	$36.2	$19.4	$(15.8)	$151.4
Unrealized (gains) losses on benefit plan investments						$(.4)	$(.4)
Stock-based compensation expense						1.8	1.8
One-time separation costs						1.5	1.5
Adjusted EBITDA						$(12.9)	$154.3

Revenue	$131.8	$201.2	$194.0	$214.7	$76.2	$(11.0)	$806.9
Net income margin	8.8%	19.7%	18.8%	12.5%	23.8%	N.M.	9.7%
EBITDA margin	13.5%	25.2%	22.2%	16.9%	25.4%	N.M.	18.8%
Adjusted EBITDA margin						N.M.	19.1%
*N.M. - not meaningful

Index

Three Months Ended June 30, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$12.1	$29.2	$24.1	$20.0	$20.5	$(49.1)	$56.8
Depreciation, depletion and amortization	5.3	9.7	6.2	8.4	1.3	.2	31.1
Interest expense, net	—	—	—	—	—	17.1	17.1
Income taxes	—	—	—	—	—	20.1	20.1
EBITDA	$17.4	$38.9	$30.3	$28.4	$21.8	$(11.7)	$125.1
Unrealized (gains) losses on benefit plan investments						$(.4)	$(.4)
Stock-based compensation expense						(.1)	(.1)
One-time separation costs						1.7	1.7
Adjusted EBITDA						$(10.5)	$126.3

Revenue	$125.1	$179.0	$175.8	$231.0	$84.1	$(9.8)	$785.2
Net income margin	9.7%	16.3%	13.7%	8.6%	24.4%	N.M.	7.2%
EBITDA margin	14.0%	21.7%	17.2%	12.3%	25.9%	N.M.	15.9%
Adjusted EBITDA margin						N.M.	16.1%
*N.M. - not meaningful

Six Months Ended June 30, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$5.1	$50.0	$24.1	$(.5)	$14.4	$(62.8)	$30.3
Depreciation, depletion and amortization	11.9	20.9	12.9	17.9	2.5	.6	66.7
Interest expense, net	—	—	—	—	—	23.9	23.9
Income taxes	—	—	—	—	—	9.9	9.9
EBITDA	$17.0	$70.9	$37.0	$17.4	$16.9	$(28.4)	$130.8
Unrealized (gains) losses on benefit plan investments						$(1.6)	$(1.6)
Stock-based compensation expense						3.6	3.6
One-time separation costs						3.8	3.8
Adjusted EBITDA						$(22.6)	$136.6

Revenue	$210.2	$321.5	$253.8	$275.7	$89.0	$(13.7)	$1,136.5
Net income margin	2.4%	15.5%	9.5%	(.2)%	16.2%	N.M.	2.7%
EBITDA margin	8.1%	22.1%	14.6%	6.3%	19.0%	N.M.	11.5%
Adjusted EBITDA margin						N.M.	12.0%
*N.M. - not meaningful

Index

Six Months Ended June 30, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$7.1	$34.3	$14.3	$(5.0)	$16.3	$(51.5)	$15.5
Depreciation, depletion and amortization	10.5	18.6	12.1	16.5	2.5	.5	60.7
Interest expense, net	—	—	.1	—	—	26.6	26.7
Income taxes	—	—	—	—	—	8.1	8.1
EBITDA	$17.6	$52.9	$26.5	$11.5	$18.8	$(16.3)	$111.0
Unrealized (gains) losses on benefit plan investments						$(1.7)	$(1.7)
Stock-based compensation expense						.8	.8
One-time separation costs						2.4	2.4
Adjusted EBITDA						$(14.8)	$112.5

Revenue	$190.7	$294.9	$236.4	$288.7	$93.5	$(11.1)	$1,093.1
Net income margin	3.7%	11.6%	6.1%	(1.7)%	17.5%	N.M.	1.4%
EBITDA margin	9.2%	17.9%	11.2%	4.0%	20.1%	N.M.	10.2%
Adjusted EBITDA margin						N.M.	10.3%
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates and commodity prices. We have policies and procedures to assist in controlling these market risks and from time to time have utilized derivatives to manage a portion of our risk.
Interest rate risk
As of June 30, 2024, the Company had $268.1 million in term loans outstanding which bear interest at a variable rate. As of June 30, 2024, the rate in effect was 7.20 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at June 30, 2024 would increase the all-in rate to 8.20 percent, the effect of which would increase the Company's interest expense by $2.7 million over the next 12 months based on the balances outstanding for these borrowings as of June 30, 2024.
At June 30, 2024, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings that were previously reported in Part 1, Item 3 - Legal Proceedings in the 2023 Annual Report.
Item 1A. Risk Factors
Refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in its 2023 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. As of June 30, 2024, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in its 2023 Annual Report.
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
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of Knife River Corporation			8-K		3.1	6/01/23	1-41642
3(b)	Amended and Restated Bylaws of Knife River Corporation			8-K		3.2	6/01/23	1-41642
+10(a)	Knife River Corporation Director Compensation Policy, as amended May 15, 2024	X
+10(b)	Form of Knife River Corporation Restricted Stock Unit Award Agreement for Non-Employee Directors under the Long-Term Performance-Based Incentive Plan, as of May 15, 2024	X
+10(c)	Knife River Corporation Section 16 Officers and Directors with Indemnification Agreements Chart, as of June 30, 2024	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	August 6, 2024	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Chief Accounting Officer