Form 10-Q
period 2024-09-30
Knife River Corp
filed 2024-11-04
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2024: 56,612,705 shares.

Index
Unless otherwise stated or the context otherwise requires, references in this report to “Knife River,” the “Company,” “we,” “our,” or “us” refer to Knife River Corporation and its consolidated subsidiaries.

Index
Introduction
Knife River is an aggregates-led construction materials and contracting services provider in the United States. Our 1.1 billion tons of aggregate reserves provide the foundation for our vertically integrated business strategy, with approximately 37 percent of our aggregates in 2024 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). We are strategically focused on being the provider of choice in mid-size, high-growth markets and are committed to our plan for continued growth and to delivering for our stakeholders — customers, communities, employees and stockholders — by executing on our four core values: People, Safety, Quality and the Environment.
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
Knife River is organized into six operating segments: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine the Company's reportable segments: Pacific, Northwest, Mountain, Central and Energy Services, which are based on our method of internal reporting and management of our business. Four of the reportable segments are aligned by key geographic areas due to the production of construction materials and related contracting services and one is based on product line. Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt and contracting services, while the Energy Services segment, which has locations throughout our geographic footprint, produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction. We also provide the details of Corporate Services, which includes accounting, legal, treasury, information technology, human resources, corporate development costs and certain corporate expenses that support our operating segments. The internal reporting of these segments is defined based on the reporting and review process used by our chief executive officer and chief operating officer.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenue:
Construction materials	$545,711	$553,057	$1,184,938	$1,177,726
Contracting services	559,582	537,315	1,056,851	1,005,736
Total revenue	1,105,293	1,090,372	2,241,789	2,183,462
Cost of revenue:
Construction materials	345,046	346,298	865,198	856,606
Contracting services	487,236	474,685	920,867	900,388
Total cost of revenue	832,282	820,983	1,786,065	1,756,994
Gross profit	273,011	269,389	455,724	426,468
Selling, general and administrative expenses	63,874	59,168	183,569	167,276
Operating income	209,137	210,221	272,155	259,192
Interest expense	13,936	15,354	41,848	44,005
Other income	2,487	7	7,541	3,311
Income before income taxes	197,688	194,874	237,848	218,498
Income tax expense	49,584	48,219	59,443	56,327
Net income	$148,104	$146,655	$178,405	$162,171

Net income per share:
Basic	$2.62	$2.59	$3.15	$2.87
Diluted	$2.60	$2.58	$3.14	$2.86
Weighted average common shares outstanding:
Basic	56,613	56,566	56,605	56,566
Diluted	56,871	56,735	56,809	56,633
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$148,104	$146,655	$178,405	$162,171
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $0 and $0 for the three months ended and $0 and $28 for the nine months ended in 2024 and 2023, respectively	—	—	—	90
Postretirement liability adjustment:
Postretirement liability losses arising during the period, net of tax of $0 and $0 for the three months ended and $0 and $(6) for the nine months ended in 2024 and 2023, respectively	—	—	—	(17)
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $25 and $16 for the three months ended and $75 and $47 for the nine months ended in 2024 and 2023, respectively	78	49	233	144
Postretirement liability adjustment	78	49	233	127
Other comprehensive income	78	49	233	217
Comprehensive income attributable to common stockholders	$148,182	$146,704	$178,638	$162,388
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	September 30, 2024	September 30, 2023	December 31, 2023
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$267,442	$116,159	$262,320
Receivables, net	449,188	491,866	266,785
Costs and estimated earnings in excess of billings on uncompleted contracts	69,309	50,545	27,293
Inventories	347,300	314,711	319,623
Prepayments and other current assets	26,396	38,094	37,522
Total current assets	1,159,635	1,011,375	913,543
Noncurrent assets:
Property, plant and equipment	2,692,182	2,547,577	2,579,734
Less accumulated depreciation, depletion and amortization	1,346,022	1,248,042	1,264,687
Net property, plant and equipment	1,346,160	1,299,535	1,315,047
Goodwill	275,256	274,478	274,478
Other intangible assets, net	9,854	11,463	10,821
Operating lease right-of-use assets	47,430	44,309	44,706
Investments and other	45,782	39,722	41,218
Total noncurrent assets	1,724,482	1,669,507	1,686,270
Total assets	$2,884,117	$2,680,882	$2,599,813
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$8,791	$7,082	$7,082
Accounts payable	180,572	148,977	107,656
Billings in excess of costs and estimated earnings on uncompleted contracts	44,786	58,785	51,376
Taxes payable	15,991	53,281	9,300
Accrued compensation	42,071	37,922	48,098
Accrued interest	13,772	16,054	7,247
Current operating lease liabilities	13,544	13,702	12,948
Other accrued liabilities	106,576	89,164	103,564
Total current liabilities	426,103	424,967	347,271
Noncurrent liabilities:
Long-term debt	669,672	675,649	674,577
Deferred income taxes	187,915	173,989	174,542
Noncurrent operating lease liabilities	33,886	30,607	31,758
Other	117,611	132,652	105,653
Total liabilities	1,435,187	1,437,864	1,333,801
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,043,841 shares issued and 56,612,705 shares outstanding at September 30, 2024; 56,997,350 shares issued and 56,566,214 shares outstanding at September 30, 2023; 57,009,542 shares issued and 56,578,406 shares outstanding at December 31, 2023	570	570	570
Other paid-in capital	618,799	613,024	614,513
Retained earnings	844,273	645,185	665,874
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)	(3,626)
Accumulated other comprehensive loss	(11,086)	(12,135)	(11,319)
Total stockholders' equity	1,448,930	1,243,018	1,266,012
Total liabilities and stockholders' equity	$2,884,117	$2,680,882	$2,599,813
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Treasury Stock		Accumula-ted Other Comprehen-sive Loss
	Shares	Amount			Shares	Amount	Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2023	57,009,542	$570	$614,513	$665,874	—	$—	(431,136)	$(3,626)	$(11,319)	$1,266,012
Net loss	—	—	—	(47,629)	—	—	—	—	—	(47,629)
Other comprehensive income	—	—	—	—	—	—	—	—	78	78
Stock-based compensation expense	—	—	1,811	—	—	—	—	—	—	1,811
Common stock issued for employee compensation, net of tax withholding	31,298	—	(1,645)	—	—	—	—	—	—	(1,645)
At March 31, 2024	57,040,840	$570	$614,679	$618,245	—	$—	(431,136)	$(3,626)	$(11,241)	$1,218,627
Net income	—	—	—	77,929	—	—	—	—	—	77,929
Other comprehensive Income	—	—	—	—	—	—	—	—	77	77
Stock-based compensation expense	—	—	2,106	(5)	—	—	—	—	—	2,101
Common stock issued for board of director fees	3,001	—	(28)	—	—	—	—	—	—	(28)
At June 30, 2024	57,043,841	$570	$616,757	$696,169	—	$—	(431,136)	$(3,626)	$(11,164)	$1,298,706
Net income	—	—	—	148,104	—	—	—	—	—	148,104
Other comprehensive income	—	—	—	—	—	—	—	—	78	78
Stock-based compensation expense	—	—	2,042	—	—	—	—	—	—	2,042
At September 30, 2024	57,043,841	$570	$618,799	$844,273	—	$—	(431,136)	$(3,626)	$(11,086)	$1,448,930
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	MDU Resources' Stock Held by Subsidiary		Treasury Stock		Accumula-ted Other Comprehen-sive Loss
	Shares	Amount			Shares	Amount	Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2022	80,000	$800	$549,106	$494,661	(538,921)	$(3,626)	—	$—	$(12,352)	$1,028,589
Net loss	—	—	—	(41,320)	—	—	—	—	—	(41,320)
Other comprehensive income	—	—	—	—	—	—	—	—	93	93
Stock-based compensation expense	—	—	453	(39)	—	—	—	—	—	414
Net transfers to Centennial	—	—	(1,385)	(11,622)	—	—	—	—	—	(13,007)
At March 31, 2023	80,000	$800	$548,174	$441,680	(538,921)	$(3,626)	—	$—	$(12,259)	$974,769
Net income	—	—	—	56,836	—	—	—	—	—	56,836
Other comprehensive Income	—	—	—	—	—	—	—	—	75	75
Stock-based compensation expense	—	—	212	14	—	—	—	—	—	226
Transfer of MDU Resources' stock held by subsidiary	—	—	—	—	538,921	3,626	—	—	—	3,626
Receipt of treasury stock at cost	—	—	—	—	—	—	(431,136)	(3,626)	—	(3,626)
Retirement of historical common stock in connection with the Separation	(80,000)	(800)	800	—	—	—	—	—	—	—
Issuance of common stock in connection with the Separation	56,997,350	570	(596)	—	—	—	—	—	—	(26)
Net transfers from Centennial and MDU Resources including Separation adjustments	—	—	62,972	—	—	—	—	—	—	62,972
At June 30, 2023	56,997,350	$570	$611,562	$498,530	—	$—	(431,136)	$(3,626)	$(12,184)	$1,094,852
Net income	—	—	—	146,655	—	—	—	—	—	146,655
Other comprehensive income	—	—	—	—	—	—	—	—	49	49
Stock-based compensation expense	—	—	1,462	—	—	—	—	—	—	1,462
At September 30, 2023	56,997,350	$570	$613,024	$645,185	—	$—	(431,136)	$(3,626)	$(12,135)	$1,243,018
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Operating activities:
Net income	$178,405	$162,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	101,519	92,511
Deferred income taxes	13,432	(1,884)
Provision for credit losses	603	1,386
Amortization of debt issuance costs	2,072	2,425
Employee stock-based compensation costs	5,728	2,127
Pension and postretirement benefit plan net periodic benefit cost	908	889
Unrealized gains on investments	(2,865)	(685)
Gains on sales of assets	(6,323)	(3,806)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(224,758)	(302,536)
Due from related-party	—	16,050
Inventories	(27,262)	8,566
Other current assets	11,125	(20,127)
Accounts payable	77,152	91,663
Due to related-party	—	(7,310)
Other current liabilities	17,268	78,006
Pension and postretirement benefit plan contributions	(2,502)	(1,611)
Other noncurrent changes	5,388	35,092
Net cash provided by operating activities	149,890	152,927
Investing activities:
Capital expenditures	(127,161)	(86,450)
Acquisitions, net of cash acquired	(15,008)	—
Net proceeds from sale or disposition of property and other	7,605	5,227
Investments	(3,263)	(1,764)
Net cash used in investing activities	(137,827)	(82,987)
Financing activities:
Issuance of long-term related-party notes, net	—	205,275
Issuance of long-term debt	—	700,000
Repayment of long-term debt	(5,268)	(1,891)
Debt issuance costs	—	(16,640)
Proceeds from issuance of common stock	—	(26)
Tax withholding on stock-based compensation	(1,673)	—
Net transfers to Centennial	—	(850,589)
Net cash (used in) provided by financing activities	(6,941)	36,129
Increase in cash, cash equivalents and restricted cash	5,122	106,069
Cash, cash equivalents and restricted cash -- beginning of year	262,320	10,090
Cash, cash equivalents and restricted cash -- end of period	$267,442	$116,159
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
September 30, 2024 and 2023
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
All revenues and costs, as well as assets and liabilities, directly associated with our business activities are included in the consolidated financial statements. In the periods prior to the Separation, the consolidated financial statements include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to, certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses and other income. There were no amounts allocated to Knife River for the three months ended September 30, 2023, and $9.0 million was allocated for the nine months ended September 30, 2023 in selling, general and administrative expenses. There were no amounts allocated for the three months ended September 30, 2023 and $348,000 was allocated for the nine months ended September 30, 2023 in other income. These items were allocated on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload. The allocations may not, however, reflect the expenses we would have

Index
incurred as a stand-alone company for the periods presented. These costs also may not be indicative of the expenses that we will incur in the future or would have incurred if we had obtained these services from a third party.
Management has also evaluated the impact of events occurring after September 30, 2024, up to the date of issuance of these consolidated interim financial statements on November 4, 2024, that would require recognition or disclosure in the Consolidated Financial Statements. See Note 17 - Subsequent Events for more details on these events.
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

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Cash and cash equivalents	$220,368	$84,006	$219,324
Restricted cash	47,074	32,153	42,996
Cash, cash equivalents and restricted cash	$267,442	$116,159	$262,320
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
The Company is electing to early adopt the guidance for the year ended December 31, 2024, on a retrospective basis. The Company has reviewed the impact to its disclosures and although not material, will have updates to the income tax footnote.

Note 4 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $12.6 million, $14.4 million and $16.7 million at September 30, 2024, September 30, 2023 and December 31, 2023, respectively. Receivables were as follows:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Trade receivables	$229,887	$236,373	$124,134
Contract receivables	187,622	223,874	112,037
Retention receivables	35,980	37,814	36,782
Receivables, gross	453,489	498,061	272,953
Less expected credit loss	4,301	6,195	6,168
Receivables, net	$449,188	$491,866	$266,785
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

Index
Details of the Company's expected credit losses were as follows:

	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2023	$2,053	$1,004	$2,293	$718	$100	$6,168
Current expected credit loss provision	177	(223)	(47)	87	—	(6)
Less write-offs charged against the allowance	(53)	133	2	3	—	85
At March 31, 2024	$2,283	$648	$2,244	$802	$100	$6,077
Current expected credit loss provision	25	79	27	151	1	283
Less write-offs charged against the allowance	513	11	1,122	212	1	1,859
At June 30, 2024	$1,795	$716	$1,149	$741	$100	$4,501
Current expected credit loss provision	126	(19)	(5)	223	1	326
Less write-offs charged against the allowance	74	108	233	106	5	526
At September 30, 2024	$1,847	$589	$911	$858	$96	$4,301

	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2022	$1,945	$1,253	$1,278	$901	$100	$5,477
Current expected credit loss provision	45	313	164	(90)	—	432
Less write-offs charged against the allowance	1	68	18	—	—	87
At March 31, 2023	$1,989	$1,498	$1,424	$811	$100	$5,822
Current expected credit loss provision	8	74	631	(131)	1	583
Less write-offs charged against the allowance	17	512	3	2	1	535
At June 30, 2023	$1,980	$1,060	$2,052	$678	$100	$5,870
Current expected credit loss provision	46	242	(152)	235	—	371
Less write-offs charged against the allowance	26	4	13	3	—	46
At September 30, 2023	$2,000	$1,298	$1,887	$910	$100	$6,195
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Finished products	$240,746	$213,702	$225,319
Raw materials	67,830	63,156	61,776
Supplies and parts	38,724	37,853	32,528
Total	$347,300	$314,711	$319,623

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net income	$148,104	$146,655	$178,405	$162,171
Weighted average common shares outstanding - basic	56,613	56,566	56,605	56,566
Effect of dilutive performance shares and restricted stock units	258	169	204	67
Weighted average common shares outstanding - diluted	56,871	56,735	56,809	56,633
Shares excluded from the calculation of diluted loss per share	—	—	—	—
Net income per share - basic	$2.62	$2.59	$3.15	$2.87
Net income per share - diluted	$2.60	$2.58	$3.14	$2.86
Note 7 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
As of December 31, 2023	$—	$(11,319)	$(11,319)
Amounts reclassified from accumulated other comprehensive loss	—	78	78
Net current-period other comprehensive income	—	78	78
At March 31, 2024	$—	$(11,241)	$(11,241)
Amounts reclassified from accumulated other comprehensive loss	—	77	77
Net current-period other comprehensive income	—	77	77
At June 30, 2024	$—	$(11,164)	$(11,164)
Amounts reclassified from accumulated other comprehensive loss	—	78	78
Net current-period other comprehensive income	—	78	78
At September 30, 2024	$—	$(11,086)	$(11,086)

Index

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
As of December 31, 2022	$(90)	$(12,262)	$(12,352)
Amounts reclassified from accumulated other comprehensive loss	46	47	93
Net current-period other comprehensive income	46	47	93
At March 31, 2023	$(44)	$(12,215)	$(12,259)
Other comprehensive loss before reclassification	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive loss	44	48	92
Net current-period other comprehensive income	44	31	75
At June 30, 2023	$—	$(12,184)	$(12,184)
Amounts reclassified from accumulated other comprehensive loss	—	49	49
Net current-period other comprehensive income	—	49	49
At September 30, 2023	$—	$(12,135)	$(12,135)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Operations. The reclassifications were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Operations
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$—	$—	$—	$(118)	Interest expense
	—	—	—	28	Income taxes
	—	—	—	(90)
Amortization of postretirement liability losses included in net periodic benefit cost	(103)	(65)	(308)	(191)	Other income
	25	16	75	47	Income taxes
	(78)	(49)	(233)	(144)
Total reclassifications	$(78)	$(49)	$(233)	$(234)

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

Three Months Ended September 30, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$36,642	$54,038	$40,115	$62,685	$—	$—	$193,480
Ready-mix concrete	40,428	46,999	40,559	85,474	—	—	213,460
Asphalt	11,859	47,170	60,022	95,998	—	—	215,049
Liquid asphalt	—	—	—	—	110,917	—	110,917
Other	48,028	5,416	9	12,242	20,877	3,132	89,704
Contracting services public-sector	48,435	89,271	142,864	198,843	—	—	479,413
Contracting services private-sector	9,316	17,545	42,830	10,478	—	—	80,169
Internal sales	(29,722)	(42,614)	(65,281)	(110,905)	(25,308)	(3,069)	(276,899)
Revenues from contracts with customers	$164,986	$217,825	$261,118	$354,815	$106,486	$63	$1,105,293

Three Months Ended September 30, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$33,624	$57,398	$39,519	$63,044	$—	$—	$193,585
Ready-mix concrete	39,861	46,785	44,053	85,340	—	—	216,039
Asphalt	14,050	43,462	59,673	105,592	—	—	222,777
Liquid asphalt	—	—	—	—	122,596	—	122,596
Other	49,533	4,497	11	10,214	21,797	5,464	91,516
Contracting services public-sector	32,632	68,316	135,700	205,262	—	—	441,910
Contracting services private-sector	17,745	25,144	43,944	8,572	—	—	95,405
Internal sales	(30,116)	(36,683)	(68,178)	(123,099)	(28,972)	(6,408)	(293,456)
Revenues from contracts with customers	$157,329	$208,919	$254,722	$354,925	$115,421	$(944)	$1,090,372

Nine Months Ended September 30, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$87,450	$146,497	$80,708	$121,499	$—	$—	$436,154
Ready-mix concrete	108,316	124,435	89,361	170,722	—	—	492,834
Asphalt	22,828	87,937	93,712	146,324	—	—	350,801
Liquid asphalt	—	—	—	—	187,256	—	187,256
Other	115,714	14,563	22	25,015	38,325	12,786	206,425
Contracting services public-sector	74,623	196,614	258,746	322,696	—	—	852,679
Contracting services private-sector	31,612	58,173	98,185	16,202	—	—	204,172
Internal sales	(65,342)	(91,017)	(106,021)	(172,079)	(41,735)	(12,338)	(488,532)
Revenues from contracts with customers	$375,201	$537,202	$514,713	$630,379	$183,846	$448	$2,241,789

Index

Nine Months Ended September 30, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$79,768	$147,937	$78,051	$117,766	$—	$—	$423,522
Ready-mix concrete	106,531	125,273	92,929	172,973	—	—	497,706
Asphalt	21,640	84,908	89,955	164,830	—	—	361,333
Liquid asphalt	—	—	—	—	203,802	—	203,802
Other	112,755	11,513	21	22,709	37,838	7,231	192,067
Contracting services public-sector	53,450	138,621	244,320	342,146	—	—	778,537
Contracting services private-sector	37,220	80,258	94,706	15,015	—	—	227,199
Internal sales	(63,313)	(84,937)	(108,888)	(191,860)	(44,900)	(6,806)	(500,704)
Revenues from contracts with customers	$348,051	$503,573	$491,094	$643,579	$196,740	$425	$2,183,462
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
The changes in contract assets and liabilities were as follows:

	September 30, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$69,309	$27,293	$42,016	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(44,786)	(51,376)	6,590	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract assets (liabilities)	$24,523	$(24,083)	$48,606

	September 30, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$50,545	$31,145	$19,400	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(58,785)	(39,843)	(18,942)	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(8,240)	$(8,698)	$458
The Company recognized $3.9 million and $48.8 million in revenue for the three and nine months ended September 30, 2024, respectively, which was previously included in contract liabilities at December 31, 2023. The Company recognized $3.4 million and $35.1 million in revenue for the three and nine months ended September 30, 2023, respectively, which was previously included in contract liabilities at December 31, 2022.
The Company recognized a net increase in revenues of $15.9 million and $28.6 million for the three and nine months ended September 30, 2024, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $12.1 million and $10.6 million for the three and nine months ended September 30, 2023, respectively, from performance obligations satisfied in prior periods.

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
At September 30, 2024, the Company's remaining performance obligations were $755.1 million. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $688.8 million within the next 12 months or less; $55.1 million within the next 13 to 24 months; and $11.2 million in 25 months or more.
Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at September 30, 2024
	(In thousands)
Pacific	$32,621	$43	$—	$—	$32,664
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	735	—	—	76,614
South	38,708	—	—	—	38,708
Energy Services	9,476	—	—	—	9,476
Total	$274,478	$778	$—	$—	$275,256

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at September 30, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$—	$38,277
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	—	3,820
Total	$274,540	$—	$(62)	$—	$274,478

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at December 31, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$(5,656)	$32,621
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	5,656	9,476
Total	$274,540	$—	$(62)	$—	$274,478

Index
Other amortizable intangible assets were as follows:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Customer relationships	$19,059	$18,540	$18,540
Less accumulated amortization	10,419	8,668	9,102
	8,640	9,872	9,438
Noncompete agreements	3,926	4,039	4,039
Less accumulated amortization	3,452	3,358	3,473
	474	681	566
Other	1,796	2,479	2,479
Less accumulated amortization	1,056	1,569	1,662
	740	910	817
Total	$9,854	$11,463	$10,821
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2024, was $522,000 and $1.6 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2023, was $647,000 and $2.0 million, respectively. Estimated amortization expense for identifiable intangible assets as of September 30, 2024, was:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Amortization expense	$677	$1,991	$1,811	$1,789	$1,744	$1,842
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
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $28.5 million, $23.5 million and $24.9 million at September 30, 2024 and 2023, and December 31, 2023, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.3 million and $2.9 million for the three and nine months ended September 30, 2024, respectively. The net unrealized loss on these investments was $597,000 for the three months ended September 30, 2023 and the net unrealized gain on these investments was $685,000 for the nine months ended September 30, 2023. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2024
	(In thousands)
Assets:
Money market funds	$—	$4,034	$—	$4,034
Insurance contracts*	—	28,498	—	28,498
Total assets measured at fair value	$—	$32,532	$—	$32,532
*    The insurance contracts invest approximately 36 percent in fixed-income investments, 23 percent in common stock of large-cap companies, 15 percent in cash equivalents, 10 percent in common stock of mid-cap companies, 9 percent target date investments, 5 percent in common stock of small-cap companies, 1 percent in international investments and 1 percent in real estate investments.

	Fair Value Measurements at September 30, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2023
	(In thousands)
Assets:
Money market funds	$—	$3,199	$—	$3,199
Insurance contracts*	—	23,483	—	23,483
Total assets measured at fair value	$—	$26,682	$—	$26,682
*    The insurance contracts invest approximately 41 percent in fixed-income investments, 19 percent in cash equivalents, 18 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 8 percent target date investments, 5 percent in common stock of small-cap companies and 1 percent international investments.

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

Index
only in certain circumstances. We review the carrying value of our long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable.
The assets and liabilities of the acquisitions that occurred during the third quarter of 2024 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Carrying amount	$691,717	$698,747	$696,985
Fair value	$719,351	$700,687	$725,086
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 12 - Debt
Certain debt instruments of the Company contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which the Company, as applicable, was in compliance with at September 30, 2024. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2024	September 30, 2024	September 30, 2023	December 31, 2023
		(In thousands)
Term loan agreement due on May 31, 2028	6.45%	$266,406	$273,281	$271,562
Senior notes due on May 1, 2031	7.75%	425,000	425,000	425,000
Other notes due on January 1, 2061	—%	311	466	423
Less unamortized debt issuance costs		13,254	16,016	15,326
Total long-term debt		678,463	682,731	681,659
Less current maturities		8,791	7,082	7,082
Net long-term debt		$669,672	$675,649	$674,577
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at September 30, 2024, were as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Long-term debt maturities	$1,916	$10,425	$13,750	$17,188	$223,438	$425,000

Index
Note 13 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Interest paid, net	$35,321	$32,028
Income taxes paid, net	$33,362	$22,183

Noncash investing and financing transactions were as follows:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,130	$9,717
Property, plant and equipment additions in accounts payable	$1,770	$2,832
Equity contribution from Centennial related to the Separation	$—	$64,724
Equity contribution to MDU Resources for asset/liability transfers related to the Separation	$—	$(1,548)
MDU Resources' stock issued prior to spin in connection with a business combination	$—	$383
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

Index
The information below follows the same accounting policies as described in the audited financial statements and notes included in the Company's 2023 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
External operating revenues:
Pacific	$164,986	$157,329	$375,201	$348,051
Northwest	217,825	208,919	537,202	503,573
Mountain	261,118	254,722	514,713	491,094
Central	354,815	354,925	630,379	643,579
Energy Services	106,486	115,421	183,846	196,740
Total reportable segment external operating revenues	$1,105,230	$1,091,316	$2,241,341	$2,183,037
Intersegment operating revenues:
Pacific	$29,722	$30,116	$65,342	$63,313
Northwest	42,614	36,683	91,017	84,937
Mountain	65,281	68,178	106,021	108,888
Central	110,905	123,099	172,079	191,860
Energy Services	25,308	28,972	41,735	44,900
Total reportable segment intersegment operating revenues	$273,830	$287,048	$476,194	$493,898
EBITDA:
Pacific	$29,497	$28,557	$46,543	$46,161
Northwest	55,914	48,467	126,831	101,335
Mountain	59,446	59,434	96,500	86,004
Central	79,830	74,779	97,295	86,279
Energy Services	33,708	45,714	50,593	64,519
Total reportable segment EBITDA	$258,395	$256,951	$417,762	$384,298
A reconciliation of consolidated operating revenues to reportable segment operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Consolidated operating revenues	$1,105,293	$1,090,372	$2,241,789	$2,183,462
Plus:
Intersegment operating revenues	276,899	293,456	488,532	500,704
Less:
Corporate Services revenue	3,132	5,464	12,786	7,231
Total reportable segment operating revenues	$1,379,060	$1,378,364	$2,717,535	$2,676,935

Index
A reconciliation of consolidated net income before income taxes to reportable segment EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Total consolidated net income before income taxes	$197,688	$194,874	$237,848	$218,498
Plus:
Depreciation, depletion and amortization	34,796	31,752	101,519	92,511
Interest expense, net*	12,113	14,774	36,069	41,399
Less:
Corporate Services EBITDA	(13,798)	(15,551)	(42,326)	(31,890)
Total EBITDA for reportable segments	$258,395	$256,951	$417,762	$384,298
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
At September 30, 2024 and 2023, and December 31, 2023, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $3.2 million, $645,000 and $873,000, respectively. Most of these claims and lawsuits are covered by insurance, thus the Company's exposure is typically limited to its deductible amount. Management will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in the Company's 2023 Annual Report.
Guarantees
Knife River and certain of its subsidiaries have outstanding obligations to third parties where the Company has guaranteed their performance. These guarantees are related to contracts for contracting services and certain other guarantees. At September 30, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2024.
Knife River and certain of its subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements. At September 30, 2024, the fixed maximum amounts guaranteed under these letters of credit aggregated $20.6 million. At September 30, 2024, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $0 in 2024, $20.5 million in 2025, $0 in 2026 and $104,000 in 2027. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2024.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the future. At September 30, 2024, approximately $686.8 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Index
Note 16 - Related-party transactions
Transition services agreements
As part of the Separation, MDU Resources provided transition services to Knife River and Knife River is providing transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. The Company paid $40,000 and $1.3 million for the three months ended and $1.3 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively, related to these activities, which were reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. The Company received $14,000 and $407,000 for the three months ended and $152,000 and $684,000 for the nine months ended September 30, 2024 and 2023, respectively, related to these activities, which were reflected in other income on the Consolidated Statements of Operations. The majority of the transition services were completed over a period of one year after the Separation. The Company expects minimal continued services by Knife River to MDU Resources through May 2025.
For additional information on the presentation of related-party transactions, see Note 2.
Note 17 - Subsequent event
On November 2, 2024, the Company acquired the business of Albina Asphalt, a liquid asphalt provider with operations in Washington, Oregon and California, and will be included in the Company's Energy Services segment. To date, the initial accounting for the acquisition is incomplete. Due to the limited time since the date of the acquisition, it is impracticable for the Company to make business combination disclosures related to the acquisition. The Company is still gathering the necessary information to provide such disclosures in future filings.

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
As an aggregates-led construction materials and contracting services provider in the United States, our 1.1 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy, with approximately 37 percent of our aggregates in 2024 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, laydown, asphalt paving, concrete construction, site development and grading services, bridges and in some segments the manufacturing of prestressed concrete products). Our aggregate sites and associated asphalt and ready-mix plants are primarily in strategic locations near mid-sized, high-growth markets, providing us with a transportation advantage for our materials that supports competitive pricing and increased margins. We provide our products and services to both public and private markets, with public markets tending to be more stable across economic cycles, which helps offset the cyclical nature of the private markets.

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
Market Conditions and Outlook
Our markets remain resilient and construction activity remains generally strong. Approximately 80 percent of our contracting services revenue each year comes from public-sector projects, enhancing stability through market cycles. For more information on factors that may negatively impact Knife River's business, see the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2023 Annual Report.
Backlog. Knife River’s contracting services backlog was as follows:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In millions)
Pacific	$114.9	$69.8	$51.2
Northwest	168.0	227.4	196.2
Mountain	279.9	251.1	256.7
Central	192.3	183.9	158.1
	$755.1	$732.2	$662.2

Index
Expected margins on backlog at September 30, 2024, were slightly higher than the expected margins on backlog at September 30, 2023. Of the $755.1 million of backlog at September 30, 2024, we expect to complete approximately $688.9 million in the 12 months following September 30, 2024. While private work has softened to some extent, we continue to see strong bidding opportunities for public work across our states. Approximately 87 percent of our backlog at September 30, 2024, relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Further, there continues to be infrastructure development, as discussed in the following section on Public Funding, which is expected to continue to provide bidding opportunities in our markets.
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
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. States have moved forward with allocating funds from federal programs, such as the Infrastructure Investment and Jobs Act ("IIJA"), which is expected to provide $1.2 trillion in funding through 2026. Approximately 48 percent of IIJA formula funding has yet to be obligated to projects in our market areas. At the state level, eight of the 14 states in which we operate have introduced legislation to fund additional construction projects as of September 1, 2024. We continue to monitor the implementation and impact of these legislative items. Additionally, Department of Transportation ("DOT") budgets in the states where we operate remain strong despite coming down from the prior years' record level.
Profitability. Our management team continually monitors our margins and has been proactive in applying strategies to increase margins to support our long-term profitability goals and to create shareholder value. In 2023, we began implementing EDGE initiatives and established teams to deliver training, assist with targeting higher-margin bidding opportunities across the regions and pursue growth opportunities, as well as looking for ways to increase efficiencies and reduce costs. The process improvement team ("PIT crew") visited 10 of our largest locations in 2023, including quarries, asphalt plants and ready-mix plants. In 2024, the PIT crew has been expanded to extend its influence to more locations and standardize best practices. The PIT crew has visited 58 plants across 8 states through the third quarter of 2024.
Our management team has also continued to evaluate growth opportunities, both through organic growth and acquisitions they believe will generate shareholder value. As of November 4, 2024, we have invested $129.3 million of capital to close on six acquisitions, with a focus on aggregate reserves, ready-mix and liquid asphalt operations. The acquisitions include aggregate-specific purchases in key markets, including the assets of Frank B. Marks & Son in Northern California and Rock Products Manufacturing in Central Oregon. We also added to our ready-mix operations in California's Central Valley and, on November 2, 2024, we purchased the business of Albina Asphalt. Albina has operations in Washington, Oregon and California and will expand the footprint of our high-margin liquid asphalt materials product line.
Knife River operates in geographically diverse and competitive markets, and strives to maximize efficiencies, including transportation costs and economies of scale, to further expand margins and profitability. Our margins can experience negative pressure from competition, as well as impacts from the variability in the cost of raw materials, such as diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel, with fuel and liquid asphalt costs often having the most significant impact on results. Many of these raw materials are subject to factors that are beyond our control, including global economic and political events and new and changing governmental regulations. The Energy Services segment is particularly susceptible to variability in liquid asphalt costs, which can impact both cost of sales and revenues, for which we cannot reliably predict future pricing. Such variability and inflationary pressures may have an impact on our margins, including fixed-price contracting services contracts that are impacted by the variability of energy and material prices. We mitigate our exposure to these fluctuations by entering into various purchase commitments, as well as by generally including terms in our contracting services agreements that provide for price adjustments related to variations in raw materials costs.
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
Workforce. As a people-first company, we continually take steps to address safety, recruitment and retention of our employees. Safety is a core value at Knife River, and we continue to advance our safety training and safety culture through engagement, interaction and cross-company participation.

Index
We continue to deploy resources to attract, develop and retain qualified and diverse talent. As the United States faces shortages in the availability of individuals to fill construction careers, we have taken significant steps to showcase construction as a career of choice. We own and operate a state-of-the-art training facility, the Knife River Training Center, which is used corporate-wide to enhance the skills of both our new and existing employees through classroom education and hands-on experience. One of the most popular courses at the Knife River Training Center is the commercial driver's license training, which is helping to address an industry-wide labor shortage. The training facility also offers a variety of courses around leadership development for all Knife River employees.
Consolidated Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions)
Revenue	$1,105.3	$1,090.4	$2,241.8	$2,183.5
Cost of revenue	832.3	821.0	1,786.1	1,757.0
Gross profit	273.0	269.4	455.7	426.5
Selling, general and administrative expenses	63.9	59.2	183.6	167.3
Operating income	209.1	210.2	272.1	259.2
Interest expense	13.9	15.3	41.8	44.0
Other income	2.5	—	7.5	3.3
Income before income taxes	197.7	194.9	237.8	218.5
Income tax expense	49.6	48.2	59.4	56.3
Net income	$148.1	$146.7	$178.4	$162.2

EBITDA*	$244.6	$241.4	$375.4	$352.4
Adjusted EBITDA*	$245.2	$247.5	$381.8	$360.0
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
Selling, general and administrative expenses include the costs for estimating, bidding and corporate development, as well as costs related to segment and corporate management and administrative functions. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. Other general and administrative expenses include outside services; information technology; depreciation and amortization; training, travel and entertainment; office supplies; allowance for expected credit losses; gains or losses on the sale of assets; and other miscellaneous expenses.
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

Index
by revenue. Gross margin reflects the percentage of revenue earned in comparison to cost. EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled "Non-GAAP Financial Measures."
The following tables summarize operating results for the Company.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
Pacific	$165.0		$157.3		$375.2		$348.1
Northwest	218.1		209.4		539.7		504.2
Mountain	261.1		255.1		514.9		491.5
Central	354.9		354.9		630.5		643.6
Energy Services	125.9		140.6		214.9		234.1
Total segment revenues	1,125.0		1,117.3		2,275.2		2,221.5
Corporate Services and Eliminations	(19.7)		(26.9)		(33.4)		(38.0)
Consolidated revenues	$1,105.3		$1,090.4		$2,241.8		$2,183.5

Gross profit by segment:
Pacific	$34.3	20.8%	$33.3	21.1%	$60.2	16.0%	$59.8	17.2%
Northwest	57.4	26.3%	50.2	24.0%	129.1	23.9%	107.9	21.4%
Mountain	61.1	23.4%	59.7	23.4%	101.1	19.6%	88.8	18.1%
Central	85.4	24.1%	80.4	22.6%	110.6	17.5%	101.1	15.7%
Energy Services	34.7	27.5%	46.7	33.3%	53.7	25.0%	68.2	29.1%
Total segment gross profit	272.9	24.3%	270.3	24.2%	454.7	20.0%	425.8	19.2%
Corporate Services and Eliminations	.1	(0.6)%	(.9)	3.2%	1.0	(3.0)%	.7	(1.6)%
Consolidated gross profit	$273.0	24.7%	$269.4	24.7%	$455.7	20.3%	$426.5	19.5%

Net income by segment:
Pacific	$23.4	14.2%	$23.1	14.7%	$28.5	7.6%	$30.2	8.7%
Northwest	45.2	20.7%	38.7	18.5%	95.1	17.6%	72.9	14.5%
Mountain	52.7	20.2%	53.1	20.8%	76.8	14.9%	67.4	13.7%
Central	70.1	19.8%	66.1	18.6%	69.7	11.1%	61.1	9.5%
Energy Services	32.4	25.8%	44.5	31.6%	46.8	21.8%	60.8	26.0%
Total segment net income	223.8	19.9%	225.5	20.2%	316.9	13.9%	292.4	13.2%
Corporate Services and Eliminations (a)	(75.7)	N.M.	(78.8)	N.M.	(138.5)	N.M.	(130.2)	N.M.
Consolidated net income	$148.1	13.4%	$146.7	13.4%	$178.4	8.0%	$162.2	7.4%

EBITDA (b):
Pacific	$29.5	17.9%	$28.6	18.2%	$46.5	12.4%	$46.1	13.3%
Northwest	55.9	25.6%	48.5	23.2%	126.8	23.5%	101.3	20.1%
Mountain	59.4	22.8%	59.4	23.3%	96.5	18.7%	86.0	17.5%
Central	79.8	22.5%	74.8	21.1%	97.3	15.4%	86.3	13.4%
Energy Services	33.7	26.8%	45.7	32.5%	50.6	23.5%	64.5	27.6%
Total segment EBITDA (b)	258.3	23.0%	257.0	23.0%	417.7	18.4%	384.2	17.3%
Corporate Services and Eliminations	(13.7)	N.M.	(15.6)	N.M.	(42.3)	N.M.	(31.8)	N.M.
Consolidated EBITDA (b)	$244.6	22.1%	$241.4	22.1%	$375.4	16.7%	$352.4	16.1%
(a)N.M. - not meaningful
(b)EBITDA, segment EBITDA, EBITDA margin and segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales (thousands):
Aggregates (tons)	11,169	12,022	24,833	26,071
Ready-mix concrete (cubic yards)	1,148	1,271	2,653	2,944
Asphalt (tons)	3,150	3,349	5,183	5,441

Average selling price:*
Aggregates (per ton)	$17.32	$16.10	$17.56	$16.24
Ready-mix concrete (per cubic yard)	$185.97	$169.98	$185.78	$169.02
Asphalt (per ton)	$68.28	$66.51	$67.68	$66.41
*The average selling price includes freight and delivery and other revenues.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$193.4		$193.6		$436.2		$423.5
Ready-mix concrete	213.5		216.0		492.8		497.7
Asphalt	215.1		222.8		350.8		361.3
Liquid Asphalt	110.9		122.6		187.3		203.8
Other*	89.7		91.5		206.4		192.1
Contracting services	559.6		537.3		1,056.8		1,005.8
Internal sales	(276.9)		(293.4)		(488.5)		(500.7)
Total revenues	$1,105.3		$1,090.4		$2,241.8		$2,183.5

Gross profit by product line:
Aggregates	$51.7	26.7%	$51.8	26.7%	$96.1	22.0%	$90.6	21.4%
Ready-mix concrete	39.6	18.6%	37.7	17.4%	78.1	15.8%	74.5	15.0%
Asphalt	43.1	20.0%	39.4	17.7%	54.7	15.6%	49.7	13.8%
Liquid Asphalt	28.8	26.0%	39.2	32.0%	43.7	23.3%	57.4	28.1%
Other*	37.5	41.8%	38.7	42.3%	47.1	22.8%	48.9	25.5%
Contracting services	72.3	12.9%	62.6	11.7%	136.0	12.9%	105.4	10.5%
Total gross profit	$273.0	24.7%	$269.4	24.7%	$455.7	20.3%	$426.5	19.5%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Revenue
Revenue increased $14.9 million, largely driven by additional contracting services activity resulting from more public agency-related construction work. During the quarter, prices increased as a result of our pricing initiatives across all product lines, with the exception of liquid asphalt. Aggregate and ready-mix concrete prices increased in the high single digits while asphalt increased low single digits. Liquid asphalt prices were lower as a result of reduced supply input costs across our market areas. Offsetting the price increases was a decline in ready-mix concrete and aggregate volumes across all segments, while asphalt volumes decreased in only the Central and Pacific segments. These lower volumes are largely the result of EDGE-related initiatives of quality over quantity of work, the timing of projects and lower demand for private projects.
Gross profit and gross margin
Gross profit improved $3.6 million and gross margin remained unchanged. We recognized 120 basis points higher contracting services margins in the quarter from increased activity and improved bid margins as a result of disciplined project bidding and favorable project execution. Also contributing to the improvement was an increase in gross margin on the ready-mix concrete and asphalt product lines. As part of our EDGE-related initiatives, price increases outpaced higher costs while volumes declined as the segments continue to choose quality of work over quantity of work. Liquid asphalt continued to see a reduction in gross profit from reduced market pricing.

Index
Selling, general and administrative expenses
Selling, general and administrative expenses increased $4.7 million year-over-year. Our reportable segments had higher costs of $4.5 million, which was primarily increased payroll-related costs of $3.4 million, largely due to additional staffing and competitive wage increases, and higher professional services. Corporate Services had increased costs of $2.2 million for due diligence and integration costs related to corporate development, higher health care costs of $1.9 million and additional information technology costs of $1.1 million. Offsetting these costs at Corporate Services was a reduction in insurance loss reserves at our captive insurer, as well as lower one-time Separation costs of $3.6 million, primarily related to insurance costs and the transition services agreement with MDU Resources.
Interest expense
Interest expense decreased $1.4 million due primarily to lower average debt balances.
Other income
Other income improved $2.5 million, largely driven by increased interest income on higher average cash balances and higher returns on nonqualified benefit plan investments.
Income tax expense
Income tax expense increased $1.4 million, corresponding with higher income before income taxes.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Revenue
Revenue increased $58.3 million, largely driven by additional contracting services activity resulting from more public agency-related construction work. During the year, prices increased as a result of our pricing initiatives across all product lines, except liquid asphalt. Aggregate and ready-mix concrete prices increased in the high single digits while asphalt increased low single digits. Liquid asphalt prices were lower as a result of reduced supply input costs across our market areas. Offsetting the price increases was a decline in ready-mix concrete and aggregate volumes across most segments, while asphalt volumes decreased only in the Central segment. These lower volumes are largely the result of EDGE-related initiatives of quality over quantity of work, the timing of projects and lower demand for private projects.
Gross profit and gross margin
Gross profit improved $29.2 million and gross margin improved 80 basis points. Contracting services margins improved 240 basis points as all segments saw an increase in revenue along with improved bid margins and favorable project execution during the year. Also contributing to the improvement was higher gross margin on all product lines except liquid asphalt. As part of our EDGE-related initiatives, price increases outpaced higher costs while volumes declined as the segments continue to choose quality of work over quantity of work. Liquid asphalt continued to see a reduction in gross profit from reduced market pricing.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $16.3 million. Our reportable segments had higher costs of $4.8 million, which was primarily higher payroll-related costs, largely due to additional staffing and competitive wage increases, and higher professional services of $3.0 million, partially offset by higher gains on asset sales of $2.5 million.
Corporate Services had increased costs of $11.4 million. The increase in costs for non-Separation related expenses include higher health care costs of $4.6 million, partly due to 2023 claims being paid from the MDU Resources health and welfare trust, due diligence and integration costs related to corporate development of $2.6 million and higher information technology costs of $1.0 million, partially offset by a reduction in insurance loss reserves at our captive insurer of $2.6 million. As a result of the Separation, Corporate Services experienced higher recurring costs as a publicly traded company of $6.6 million, including payroll-related costs of $9.5 million, largely due to additional staff and stock-based compensation expenses for the management team and board of directors; information technology costs of $2.8 million; professional services of $2.0 million; fees of $870,000 primarily related to fees on new debt issued in conjunction with the Separation; and insurance costs of $600,000. These recurring costs were partially offset by a reduction in general corporate expenses from MDU Resources of $9.0 million, as discussed in Note 2. Also, as part of the Separation, we incurred less one-time costs of $2.8 million, primarily related to insurance costs and the transition services agreement with MDU Resources.
Interest expense
Interest expense decreased $2.2 million due primarily to lower average debt balances, offset by higher average interest rates.
Other income
Other income increased $4.2 million due to increased interest income on higher average cash balances and higher returns on nonqualified benefit plan investments.
Income tax expense
Income tax expense increased $3.1 million, corresponding with higher income before income taxes.

Index
Business Segment Financial and Operating Data
A discussion of key financial data from Knife River’s business segments follows. Knife River provides segment-level information by revenue, gross profit, gross margin, EBITDA and EBITDA margin, as these are the measures of profitability used by our chief operating decision maker to assess operational results. EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures.”
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
Results of Operations - Pacific

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$165.0	$157.3	5%	$375.2	$348.1	8%
Gross profit	$34.3	$33.3	3%	$60.2	$59.8	1%
Gross margin	20.8%	21.1%		16.0%	17.2%
EBITDA	$29.5	$28.6	3%	$46.5	$46.1	1%
EBITDA margin	17.9%	18.2%		12.4%	13.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Aggregates	$36.6	$33.6	$87.5	$79.7
Ready-mix concrete	40.4	39.9	108.3	106.5
Asphalt	11.9	14.0	22.8	21.7
Other*	48.0	49.5	115.7	112.8
Contracting services	57.8	50.4	106.2	90.7
Internal sales	(29.7)	(30.1)	(65.3)	(63.3)
	$165.0	$157.3	$375.2	$348.1
*Other includes cement, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Revenue
Revenue increased $7.7 million as price increases across its product lines contributed an additional $12.0 million, which was mainly due to pricing initiatives and aggregate product mix. The revenue increase was also driven by an increase in construction activity in Northern California of $11.5 million, which was largely related to additional public agency-related construction activity. Offsetting the price increases were reduced volumes of $12.9 million across all material product lines, partly due to increased competition and reduced demand in private markets.
Gross profit and gross margin
Gross profit improved $1.0 million, largely due to increased gross profit across most product lines as a result of price increases outpacing costs, providing an additional $1.2 million. Also contributing to additional gross profit was more public agency-related construction work in Northern California. These increases were offset by lower asphalt volumes due to the nature of the contracting work in the quarter being more heavy-civil construction than paving, as well as higher costs, which contributed to a decline in gross margin of 30 basis points.

Index
EBITDA and EBITDA margin
EBITDA improved $900,000 year-over-year, largely due to improved gross profit, as previously discussed. Slightly offsetting the increase was higher selling, general and administrative costs, largely payroll-related costs and professional services. EBITDA margin resulted in a decrease of 30 basis points, largely the result of the previously discussed lower gross margin.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Revenue
Revenue increased $27.1 million across all core product lines. This increase resulted from increased pricing of $26.6 million primarily from pricing initiatives and additional construction activity in Northern California of $20.8 million, which was largely related to public agency-related construction work. Partially offsetting the increased revenues were lower aggregate and ready-mix concrete volumes of $11.9 million across the segment's markets related to the timing of projects and reduced private-market demand.
Gross profit and gross margin
Gross profit improved $400,000, primarily the result of additional gross profit from contracting services of $3.2 million, largely from more public agency-related construction work in Northern California and improved project execution. Partially offsetting the increase in gross profit were lower aggregate and ready-mix concrete volumes, as previously discussed. The increase in gross profit was also offset by higher repair and maintenance costs within the aggregate, asphalt and ready-mix concrete product lines, which partially contributed to a decline in gross margin of 120 basis points.
EBITDA and EBITDA margin
EBITDA improved $400,000, largely due to improved gross profit, as previously discussed. EBITDA margin decreased 90 basis points, largely as the result of the previously discussed lower gross margin.

Results of Operations - Northwest

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$218.1	$209.4	4%	$539.7	$504.2	7%
Gross profit	$57.4	$50.2	14%	$129.1	$107.9	20%
Gross margin	26.3%	24.0%		23.9%	21.4%
EBITDA	$55.9	$48.5	15%	$126.8	$101.3	25%
EBITDA margin	25.6%	23.2%		23.5%	20.1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Aggregates	$54.0	$57.4	$146.5	$147.9
Ready-mix concrete	47.0	46.7	124.4	125.3
Asphalt	47.2	43.5	87.9	84.9
Other*	5.4	4.5	14.6	11.5
Contracting services	106.8	93.5	254.8	218.9
Internal sales	(42.3)	(36.2)	(88.5)	(84.3)
	$218.1	$209.4	$539.7	$504.2
*Other includes merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Revenue
Revenue increased $8.7 million, largely the result of higher contracting services revenue due to public agency-related construction work in the region, which also contributed to higher asphalt volumes. In addition, improved pricing on ready-mix concrete and aggregates provided $9.7 million more in revenues. Partially offsetting the increases were lower aggregate and ready-mix concrete sales volumes of $12.9 million resulting from EDGE-related price initiatives and market conditions.

Index
Gross profit and gross margin
Gross profit improved $7.2 million and gross margin improved 230 basis points mainly due to improved contracting services margins largely the result of favorable project execution as well as efficiencies gained at our Spokane prestress facility. An increase in asphalt volumes contributed higher gross profit of $1.3 million, largely due to additional contracting services work previously mentioned. Lower aggregate and ready-mix concrete volumes, as previously discussed, and higher depreciation expense across most product lines partially offset the increase in gross profit.
EBITDA and EBITDA margin
EBITDA improved $7.4 million and EBITDA margin improved 240 basis points, largely due to improved gross profit, as previously discussed, which was partially offset by higher selling, general and administrative costs due to increased payroll-related costs of $1.2 million.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Revenue
Revenue increased $35.5 million, largely the result of higher contracting services revenue due to increased public agency-related construction work in the region, which also contributed to higher asphalt volumes. Also contributing to the increase was improved pricing on ready-mix concrete and aggregates of $22.4 million, which was more than offset by lower ready-mix concrete and aggregates volumes of $24.7 million resulting from EDGE-related price initiatives and market conditions.
Gross profit and gross margin
Gross profit improved $21.2 million and gross margin improved 250 basis points largely due to improved contracting services margins resulting from favorable project execution as well as efficiencies gained at our Spokane prestress facility. Also positively contributing was improved gross margin across the aggregate and ready-mix product lines as a result of increased pricing outpacing costs and increased asphalt volumes. Partially offsetting these increases were the effects of lower ready-mix concrete and aggregates volumes, as previously discussed, and higher depreciation expense across all product lines.
EBITDA and EBITDA margin
EBITDA improved $25.5 million and EBITDA margin improved 340 basis points, largely due to higher gross profit, as previously discussed, and higher asset sale gains of $1.8 million. Partially offsetting the increase was higher selling, general and administrative costs comprised of $2.0 million of higher payroll-related costs offset in part by lower information technology costs of $900,000.

Results of Operations - Mountain

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$261.1	$255.1	2%	$514.9	$491.5	5%
Gross profit	$61.1	$59.7	2%	$101.1	$88.8	14%
Gross margin	23.4%	23.4%		19.6%	18.1%
EBITDA	$59.4	$59.4	—%	$96.5	$86.0	12%
EBITDA margin	22.8%	23.3%		18.7%	17.5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Aggregates	$40.1	$39.5	$80.7	$78.1
Ready-mix concrete	40.6	44.1	89.4	93.0
Asphalt	60.0	59.7	93.8	89.9
Contracting services	185.7	179.6	356.9	339.0
Internal sales	(65.3)	(67.8)	(105.9)	(108.5)
	$261.1	$255.1	$514.9	$491.5

Index
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Revenue
Revenue increased $6.0 million due to higher pricing on aggregates and ready-mix concrete, which contributed $9.4 million to the overall increase in revenue. Also contributing to revenue was increased contracting services activity, largely resulting from more public agency and airport construction work, which also positively impacted asphalt volumes. Largely offsetting the increase was lower ready-mix concrete and aggregate volumes due to the timing of projects.
Gross profit and gross margin
Gross profit improved $1.4 million due to increased pricing outpacing costs for aggregates and ready-mix products, as well as improved contracting services gross profit from higher revenues, as previously discussed, disciplined project bidding, and project timing. These increases were offset by lower aggregate and ready-mix volumes due to the timing of projects, as previously discussed, which contributed to a flat gross margin.
EBITDA and EBITDA margin
EBITDA remained unchanged, largely the result of improved gross profit, as previously discussed, offset by higher selling, general and administrative costs due to increased payroll-related costs. EBITDA margin decreased 50 basis points.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Revenue
Revenue increased $23.4 million primarily the result of increased pricing across all core product lines contributing $22.3 million of additional revenues and increased contracting services activity due to more Idaho public agency construction work and additional airport work, which also positively impacted asphalt volumes. These increases were partially offset by lower ready-mix concrete and aggregate volumes due to timing of projects.
Gross profit and gross margin
Gross profit improved $12.3 million and gross margin improved 150 basis points due in large part to increased contracting services margins from higher revenues. Also contributing to the gross profit was increased pricing across all core product lines outpacing costs. Offsetting these increases were lower aggregate and ready-mix concrete volumes, as previously discussed.
EBITDA and EBITDA margin
EBITDA improved $10.5 million and EBITDA margin improved 120 basis points, largely the result of improved gross profit, as previously discussed. Partially offsetting the increase was the absence of asset sale gains of $2.0 million in the prior year.

Index
Results of Operations - Central

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$354.9	$354.9	—%	$630.5	$643.6	(2)%
Gross profit	$85.4	$80.4	6%	$110.6	$101.1	9%
Gross margin	24.1%	22.6%		17.5%	15.7%
EBITDA	$79.8	$74.8	7%	$97.3	$86.3	13%
EBITDA margin	22.5%	21.1%		15.4%	13.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Aggregates	$62.7	$63.1	$121.5	$117.8
Ready-mix concrete	85.5	85.3	170.7	172.9
Asphalt	96.0	105.6	146.3	164.8
Other*	12.2	10.2	25.0	22.7
Contracting services	209.3	213.8	338.9	357.2
Internal sales	(110.8)	(123.1)	(171.9)	(191.8)
	$354.9	$354.9	$630.5	$643.6
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Revenue
Revenue remained steady year-over-year largely due to price increases on ready-mix concrete and asphalt contributing $11.2 million. Offsetting the pricing increase was a decrease in asphalt and ready-mix concrete volumes and less contracting services work, which were the result of our EDGE-related initiative of quality of work over quantity of work.
Gross profit and gross margin
Gross profit improved $5.0 million and gross margin improved 150 basis points, largely driven by increased pricing for ready-mix concrete and asphalt that outpaced increased costs and higher aggregate gross profit due to lower equipment costs. Also positively contributing to the increase was higher margins for contracting services from disciplined project bidding.
EBITDA and EBITDA margin
EBITDA improved $5.0 million and EBITDA margin improved 140 basis points driven by increased gross profit, as previously discussed.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Revenue
Revenue decreased $13.1 million, resulting from lower asphalt and ready-mix concrete volumes and less contracting services revenues as a result of our EDGE-related initiative of quality of work over quantity of work. Partially offsetting the decrease in volumes was higher prices on the material product lines contributing $21.4 million.
Gross profit and gross margin
Gross profit improved $9.5 million and gross margin improved 180 basis points, largely the result of increased pricing of $21.4 million across the material product lines that outpaced increased costs and improved margins on contracting services work contributing $4.1 million additional gross profit from EDGE-related initiatives including disciplined project bidding and favorable project execution. Partially offsetting the improvement was reduced volumes in the asphalt and ready-mix product lines.
EBITDA and EBITDA margin
EBITDA improved $11.0 million and EBITDA margin improved 200 basis points driven by increased gross profit, as previously discussed, and higher gains on asset sales of $2.7 million. Partially offsetting the increase was higher selling, general and administrative costs due to higher payroll-related costs.

Index
Results of Operations - Energy Services

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Revenue	$125.9	$140.6	(10)%	$214.9	$234.1	(8)%
Gross profit	$34.7	$46.7	(26)%	$53.7	$68.2	(21)%
Gross margin	27.5%	33.3%		25.0%	29.1%
EBITDA	$33.7	$45.7	(26)%	$50.6	$64.5	(22)%
EBITDA margin	26.8%	32.5%		23.5%	27.6%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Liquid Asphalt	$110.9	$122.6	$187.3	$203.8
Other*	20.9	21.8	38.3	37.8
Internal sales	(5.9)	(3.8)	(10.7)	(7.5)
	$125.9	$140.6	$214.9	$234.1
*Other includes fabric and spreading, burner fuels, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Revenue
Revenue decreased $14.7 million due largely to lower pricing as a result of reduced supply input costs across our market areas. The decrease in pricing was slightly offset by favorable market conditions in California and Texas in the third quarter.
Gross profit and gross margin
Gross profit decreased $12.0 million and gross margin decreased 580 basis points, driven by the reduced market pricing and higher operating costs associated with plant repairs at our California terminal.
EBITDA and EBITDA margin
EBITDA decreased $12.0 million and EBITDA margin decreased 570 basis points, which was related to decreased gross profit, as previously discussed.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Revenue
Revenue decreased $19.2 million due to lower pricing as a result of reduced supply input costs across our market areas. Liquid asphalt sales volumes were up slightly, primarily from strong demand in California and Texas, which were partially offset by decreased volumes in the Midwest due to less carryover jobs year-over-year.
Gross profit and gross margin
Gross profit decreased $14.5 million and gross margin decreased 410 basis points, driven by the reduced market pricing in addition to increased operating costs.
EBITDA and EBITDA margin
EBITDA decreased $13.9 million and EBITDA margin decreased 410 basis points, which was related to decreased gross profit, as previously discussed, offset in part by lower selling, general and administrative costs related to lower payroll-related costs.

Index
Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of the Company, as well as insurance activity at our captive insurer; interest expense on a majority of the Company's long-term debt; interest income; and unrealized gains or losses on investments for the Company's nonqualified benefit plans.
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
During the third quarter of 2024, Corporate Services contributed negative EBITDA of $13.7 million, compared to negative EBITDA of $15.6 million in the prior year. EBITDA was positively impacted by higher gains on nonqualified benefit plans of $1.3 million and additional income from third-party training courses at the Knife River Training Center. Partially offsetting these benefits was a slight increase in selling, general and administrative costs consisting primarily of $2.2 million of due diligence and integration costs related to corporate development, higher health care costs of $1.9 million and additional information technology costs of $1.1 million. Offsetting these costs were less one-time Separation costs of $3.6 million, primarily related to insurance costs and the transition services agreement with MDU Resources, and a reduction in insurance loss reserves at our captive insurer.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Corporate Services contributed negative EBITDA of $42.3 million, or $10.5 million less EBITDA compared to the prior year. Corporate Services had increased selling, general and administrative costs of $11.5 million. The increase in costs for non-Separation related expenses include higher health care costs of $4.6 million, partly due to 2023 claims being paid from the MDU Resources health and welfare trust, due diligence and integration costs related to corporate development of $2.6 million and higher information technology costs of $1.0 million, partially offset by a reduction in insurance loss reserves at our captive insurer of $2.6 million. As a result of the Separation, Corporate Services experienced higher recurring costs as a publicly traded company of $6.6 million, including payroll-related costs of $9.5 million, largely due to additional staff and stock-based compensation expenses for the management team and board of directors; information technology costs of $2.8 million; professional services of $2.0 million; fees of $870,000 primarily related to fees on new debt issued in conjunction with the Separation; and insurance costs of $600,000. These recurring costs were partially offset by a reduction in general corporate expenses from MDU Resources of $9.0 million, as discussed in Note 2. Also, as part of the Separation, we incurred less one-time costs of $2.8 million, primarily related to insurance costs and the transition services agreement with MDU Resources.

Liquidity and Capital Resources
At September 30, 2024, we had unrestricted cash and cash equivalents of $220.4 million, working capital of $733.5 million and borrowing capacity of $329.4 million on our revolving credit agreement, net of our outstanding letters of credit. Working capital is calculated as current assets less current liabilities. As of September 30, 2024, we have sufficient liquid assets, cash flows from operations and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
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
Knife River’s ability to fund its cash needs will depend on the ongoing ability to generate cash from operations and obtain debt financing with competitive rates. Knife River relies on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations, particularly in the first half of the year due to the seasonal nature of the business. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of debt and strategic business development transactions.
Capital expenditures
We are committed to a disciplined use of capital, including reinvesting in the company to maintain fixed assets, improve operations and grow our operations. We allocate capital expenditures in two categories, which align with our EDGE strategy, as follows:
•Discipline - Support and Improve Existing Operations
◦Maintenance: Plant and equipment; aggregate reserve replacement.
◦Improvements: Productivity, safety, quality and environmental improvements that drive return on invested capital and support our core values.
We estimate 2024 capital expenditures for our Discipline category to be between $170 million and $200 million, with $127.2 million spent as of September 30, 2024. The majority has been spent on routine replacement of vehicles and equipment, plant improvements and buildings.

Index
•Growth - Expand Operations
◦Organic: Greenfield growth in new markets; additional operations in existing markets.
◦Acquisition: Purchase bolt-on or new platform operations in mid-sized, high-growth markets; focused on materials.
As of November 4, 2024, we have invested $129.3 million in our Growth category on six acquisitions which include aggregate reserves, ready-mix and liquid asphalt operations. Within the Growth category, we have $23.1 million approved for the remainder of 2024 for the initial stages of approved greenfield projects.
Capital expenditures for future acquisitions and organic opportunities would be incremental to the outlined capital program; these opportunities are dependent upon economic and other competitive conditions. It is anticipated that capital expenditures for 2024 will be funded by various sources, including internally generated cash and debt.
Cash flows

	Nine Months Ended
	September 30,
	2024	2023
	(In millions)
Net cash provided by (used in)
Operating activities	$149.9	$152.9
Investing activities	(137.8)	(82.9)
Financing activities	(7.0)	36.1
Increase in cash, cash equivalents and restricted cash	5.1	106.1
Cash, cash equivalents and restricted cash -- beginning of year	262.3	10.1
Cash, cash equivalents and restricted cash -- end of period	$267.4	$116.2
Operating activities

	Nine Months Ended
	September 30,
	2024	2023	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$178.4	$162.2	$16.2
Adjustments to reconcile net income to net cash provided by operating activities	115.1	93.0	22.1
Changes in current assets and liabilities, net of acquisitions:
Receivables	(224.8)	(302.5)	77.7
Due from related-party	—	16.1	(16.1)
Inventories	(27.3)	8.6	(35.9)
Other current assets	11.1	(20.2)	31.3
Accounts payable	77.2	91.6	(14.4)
Due to related-party	—	(7.3)	7.3
Other current liabilities	17.3	78.0	(60.7)
Pension and postretirement benefit plan contributions	(2.5)	(1.6)	(.9)
Other noncurrent charges	5.4	35.0	(29.6)
Net cash provided by operating activities	$149.9	$152.9	$(3.0)
Cash provided by operating activities at September 30, 2024, decreased $3.0 million, largely related to higher working capital needs. Cash used by working capital components totaled $146.5 million for the nine months ended September 30, 2024, compared to $135.7 million for the nine months ended September 30, 2023. This increase in cash usage in 2024 was the result of higher accrued compensation due in part to additional employees associated with the Separation; higher liquid asphalt and aggregate inventory balances, due in part to higher costs of aggregate inventory; timing of prepaid insurance due to the Separation; the removal of all related-party balances due to the Separation; and fluctuations in the timing of payment on accounts payable. Partially offsetting these decreases were stronger collections on receivables balances during 2024 and higher net income.

Index
Investing activities

	Nine Months Ended
	September 30,
	2024	2023	Variance
	(In millions)
Capital expenditures	$(127.2)	$(86.4)	$(40.8)
Acquisitions, net of cash acquired	(15.0)	—	(15.0)
Net proceeds from sale or disposition of property and other	7.6	5.2	2.4
Investments	(3.2)	(1.7)	(1.5)
Net cash used in investing activities	$(137.8)	$(82.9)	$(54.9)
The increase in cash used in investing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to higher capital expenditures, including a liquid asphalt expansion project and routine replacement of vehicles and equipment. In addition, three acquisitions were completed in the first nine months of 2024.
Financing activities

	Nine Months Ended
	September 30,
	2024	2023	Variance
	(In millions)
Issuance of long-term related-party notes, net	$—	$205.3	$(205.3)
Issuance of long-term debt	—	700.0	(700.0)
Repayment of long-term debt	(5.3)	(1.9)	(3.4)
Debt issuance costs	—	(16.7)	16.7
Tax withholding on stock-based compensation	(1.7)	—	(1.7)
Net transfers to Centennial	—	(850.6)	850.6
Net cash provided by (used in) financing activities	$(7.0)	$36.1	$(43.1)
The decrease in cash flows provided by financing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was largely related to changes in the Company's debt structure as a result of the Separation, which included the issuance of senior notes, term loans and a revolving credit facility, and a transfer of the majority of the proceeds to Centennial.
Material cash requirements
There were no material changes in the contractual obligations from those reported in the 2023 Annual Report other than as set forth below. For more information on our contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2023 Annual Report.
Our material short-term and long-term cash requirements include repayment of third-party long-term debt and related interest payments, payments on operating lease agreements, payments of obligations on purchase commitments and asset retirement obligations.
At September 30, 2024, our purchase commitments reflected a decrease of approximately 22 percent from the balance at December 31, 2023. This decrease is primarily related to our fulfillment of part of the three-year cement contract entered into during 2023. In addition, due to the seasonality of work and the third quarter being its peak construction season, our purchase commitments saw an expected decrease from the balance at June 30, 2024. We expect purchase commitments to continue to decrease throughout the remainder of 2024 as obligations continue to be satisfied during the construction season.
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

Three Months Ended September 30, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$23.4	$45.2	$52.7	$70.1	$32.4	$(75.7)	$148.1
Depreciation, depletion and amortization	6.1	10.7	6.7	9.7	1.3	.3	34.8
Interest expense, net	—	—	—	—	—	12.1	12.1
Income taxes	—	—	—	—	—	49.6	49.6
EBITDA	$29.5	$55.9	$59.4	$79.8	$33.7	$(13.7)	$244.6
Unrealized (gains) losses on benefit plan investments						$(1.2)	$(1.2)
Stock-based compensation expense						1.8	1.8
Adjusted EBITDA						$(13.1)	$245.2

Revenue	$165.0	$218.1	$261.1	$354.9	$125.9	$(19.7)	$1,105.3
Net income margin	14.2%	20.7%	20.2%	19.8%	25.8%	N.M.	13.4%
EBITDA margin	17.9%	25.6%	22.8%	22.5%	26.8%	N.M.	22.1%
Adjusted EBITDA margin						N.M.	22.2%
*N.M. - not meaningful

Index

Three Months Ended September 30, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$23.1	$38.7	$53.1	$66.1	$44.5	$(78.8)	$146.7
Depreciation, depletion and amortization	5.5	9.8	6.3	8.7	1.2	.3	31.8
Interest expense, net	—	—	—	—	—	14.7	14.7
Income taxes	—	—	—	—	—	48.2	48.2
EBITDA	$28.6	$48.5	$59.4	$74.8	$45.7	$(15.6)	$241.4
Unrealized (gains) losses on benefit plan investments						$.6	$.6
Stock-based compensation expense						1.5	1.5
One-time separation costs						4.0	4.0
Adjusted EBITDA						$(9.5)	$247.5

Revenue	$157.3	$209.4	$255.1	$354.9	$140.6	$(26.9)	$1,090.4
Net income margin	14.7%	18.5%	20.8%	18.6%	31.6%	N.M.	13.4%
EBITDA margin	18.2%	23.2%	23.3%	21.1%	32.5%	N.M.	22.1%
Adjusted EBITDA margin						N.M.	22.7%
*N.M. - not meaningful

Nine Months Ended September 30, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$28.5	$95.1	$76.8	$69.7	$46.8	$(138.5)	$178.4
Depreciation, depletion and amortization	18.0	31.7	19.6	27.6	3.8	.8	101.5
Interest expense, net	—	—	.1	—	—	36.0	36.1
Income taxes	—	—	—	—	—	59.4	59.4
EBITDA	$46.5	$126.8	$96.5	$97.3	$50.6	$(42.3)	$375.4
Unrealized (gains) losses on benefit plan investments						$(2.8)	$(2.8)
Stock-based compensation expense						5.4	5.4
One-time separation costs						3.8	3.8
Adjusted EBITDA						$(35.9)	$381.8

Revenue	$375.2	$539.7	$514.9	$630.5	$214.9	$(33.4)	$2,241.8
Net income margin	7.6%	17.6%	14.9%	11.1%	21.8%	N.M.	8.0%
EBITDA margin	12.4%	23.5%	18.7%	15.4%	23.5%	N.M.	16.7%
Adjusted EBITDA margin						N.M.	17.0%
*N.M. - not meaningful

Index

Nine Months Ended September 30, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services and Eliminations	Consolidated
	(In millions)
Net income (loss)	$30.2	$72.9	$67.4	$61.1	$60.8	$(130.2)	$162.2
Depreciation, depletion and amortization	15.9	28.4	18.5	25.2	3.7	0.8	92.5
Interest expense, net	—	—	0.1	—	—	41.3	41.4
Income taxes	—	—	—	—	—	56.3	56.3
EBITDA	$46.1	$101.3	$86.0	$86.3	$64.5	$(31.8)	$352.4
Unrealized (gains) losses on benefit plan investments						$(1.1)	$(1.1)
Stock-based compensation expense						2.3	2.3
One-time separation costs						6.4	6.4
Adjusted EBITDA						$(24.2)	$360.0

Revenue	$348.1	$504.2	$491.5	$643.6	$234.1	$(38.0)	$2,183.5
Net income margin	8.7%	14.5%	13.7%	9.5%	26.0%	N.M.	7.4%
EBITDA margin	13.3%	20.1%	17.5%	13.4%	27.6%	N.M.	16.1%
Adjusted EBITDA margin						N.M.	16.5%
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
Interest rate risk
As of September 30, 2024, the Company had $266.4 million in term loans outstanding which bear interest at a variable rate. As of September 30, 2024, the rate in effect was 6.45 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at September 30, 2024, would increase the all-in rate to 7.45 percent, the effect of which would increase the Company's interest expense by $2.7 million over the next 12 months based on the balances outstanding for these borrowings as of September 30, 2024.
At September 30, 2024, the Company had no outstanding interest rate hedges.
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

Index
officer, has evaluated the effectiveness of the Company's disclosure controls and other procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective at a reasonable assurance level.
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of Knife River Corporation			8-K		3.1	6/01/23	1-41642
3(b)	Amended and Restated Bylaws of Knife River Corporation			8-K		3.2	6/01/23	1-41642
10.1+	Knife River Corporation Change in Control Severance Plan			8-K		10.1	8/20/24	1-41642
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	November 4, 2024	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Chief Accounting Officer