Form 10-K
period 2024-12-31
Knife River Corp
filed 2025-02-21
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.
State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2024: $3,970,815,129.
Indicate the number of shares outstanding of the registrant's common stock, as of February 13, 2025: 56,612,705 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2025 Proxy Statement, to be filed no later than 120 days from December 31, 2024, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

i

Index
The following abbreviations and acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym
Adjusted EBITDA	EBITDA adjusted to exclude unrealized gains and losses on benefit plan investments, stock-based compensation and one-time Separation costs, a non-GAAP financial metric
Adjusted EBITDA Margin	Adjusted EBITDA divided by revenue, a non-GAAP financial metric
Agency	Publicly-funded work completed for federal and state departments of transportation, as well as cities and counties
Annual Report	Annual Report on Form 10-K for the year ended December, 31 2024
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of MDU Resources and the direct parent company of Knife River prior to the Separation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Company or Knife River	Knife River Corporation
CyROC	Cyber Risk Oversight Committee
Distribution	The distribution of approximately 90 percent of the outstanding shares of Knife River common stock to MDU Resources stockholders on a pro rata basis of one share of Knife River common stock for every four shares held of MDU Resources common stock
DGCL	Delaware General Corporation Law
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOT	Department of Transportation
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization, a non-GAAP financial metric
EBITDA Margin	EBITDA divided by revenue, a non-GAAP financial metric
EDGE
"Competitive EDGE" strategy implemented by the Company to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth. The EDGE acronym stands for EBITDA Margin Improvement, Discipline, Growth and Excellence.

EEO	Federal Equal Employment Opportunity laws in the United States
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Item 8	Financial Statements and Supplementary Data
IIJA	Infrastructure Investment and Jobs Act
IRS	Internal Revenue Service
Knife River Corporation	The holding company established in conjunction with the Separation and, prior to the Separation, an indirect wholly owned subsidiary of MDU Resources
Knife River - Northwest	A direct wholly owned subsidiary of Knife River
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDU Resources	MDU Resources Group, Inc., the indirect parent company of Knife River prior to the Separation
MEPP	Multiemployer pension plan
PCAOB	Public Company Accounting and Oversight Board

Index

Proxy Statement	Company’s 2025 Proxy Statement to be filed no later than April 30, 2025
PRP	Potentially Responsible Party
RP	Rehabilitation plan
Sarbanes-Oxley Act	Federal act passed in 2002 to improve auditing and public disclosures in response to several accounting scandals in the early-2000s
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation	The separation of Knife River from MDU Resources' other businesses and the creation of an independent, publicly traded company
SOFR	Secured Overnight Financing Rate

Index
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, projections, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions), including, but not limited to, with respect to EDGE, growth, shareholder value creation, expected long-term goals, backlog margin, statements related to the acquisition of Strata (as defined later) or other proposed strategies and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections, including, but not limited to, with respect to EDGE, growth, shareholder value creation, expected long-term goals, backlog margin, statements related to the acquisition of Strata or other proposed strategies, may not be achieved or accomplished and changes in such assumptions and factors could cause actual future results to differ materially.
Undo reliance should not be placed on forward-looking statements and any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in the section entitled "Item 1A. Risk Factors" and subsequent filings with the SEC.
v

Index
Summary of Risk Factors
An investment in Knife River is subject to a number of risks. Set forth below is a high-level summary of some, but not all, of these risks. Please read the information in ”Item 1A. Risk Factors” for a more thorough description of these risks.
Operations, Growth and Competitive Risks
•We operate in a highly competitive industry.
•We may not be able to secure, permit or economically mine strategically located aggregate reserves.
•Our business is seasonal and subject to weather conditions that could adversely affect our operations.
•We are exposed to risk of loss resulting from nonpayment and/or nonperformance of our customers and counterparties.
•Our success depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
•Technology disruptions or cyberattacks could adversely impact operations.
•Artificial intelligence presents risks and challenges that can impact our business.
•We may be unable to protect our intellectual property.
•Pandemics, including COVID-19, may have a negative impact on our business operations.
Economic and Political Risks
•Significant changes in prices for commodities, labor, or other production and delivery inputs could negatively affect our businesses.
•Supply chain disruptions may adversely affect our operations.
•Our business is based in large part on government-funded infrastructure projects and building activities, and any reductions or reallocation of spending or related subsidies in these areas could have an adverse effect on us.
•Economic volatility affects our operations, as well as the demand for our products and services.
Legal and Regulatory Compliance Risks
•We may be negatively impacted by pending and/or future litigation, claims or investigations.
•Unexpected factors affecting self-insurance claims and reserve estimates.
•Our operations could be negatively impacted by import tariffs and/or other government mandates.
•Our operations are subject to environmental laws and regulations.
•Our operations could be adversely impacted by severe weather events, including as a result of climate change.
•Stakeholder actions and increased regulatory activity related to environmental and other sustainability matters could adversely impact our operations.
•Changes in tax law may negatively affect our business.
Human Capital Risks
•Our operations may be negatively affected if we are unable to obtain, develop and retain key personnel and skilled labor forces.
•Increasing costs associated with health care plans may adversely affect our results of operations.

Index
Financial and Accounting Risks
•Aggregate resource and reserve calculations are estimates and subject to uncertainty.
•Backlog may not accurately represent future revenue and gross margin.
•We operate in a capital-intensive industry and are subject to capital market and interest rate risks.
•Financial market changes could impact our defined benefit pension plans and obligations.
•Costs related to obligations under MEPPs could have a material negative effect on our results of operations and cash flows.
•We have substantial indebtedness and may incur substantial additional indebtedness.
•Despite our current level of indebtedness, we may be able to incur substantially more debt.
•A lowering or withdrawal of the ratings, outlook or watch assigned to us or our debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
Separation Risks
•We have minimal history of operating as an independent, public company.
•We could be subject to significant tax liabilities or be required to indemnify MDU Resources for material taxes, and other related amounts, in connection with the Separation.
•United States federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions after the Separation.
•We may not achieve some or all of the expected benefits of the Separation.
Shareholder Risks
•The trading market for our common stock has existed only a short period, and the market price and trading volume of our common stock may fluctuate significantly.
•If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
•Stockholder percentage of ownership in us may be diluted in the future.
•We cannot guarantee the timing, declaration, amount or payment of dividends, if any.
•Exclusive forum selection provisions in our amended and restated bylaws could discourage lawsuits against us and our directors and officers.
•Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may prevent or delay an acquisition of Knife River.
Strata Acquisition Risks
•We may not be able to fully realize the benefits from the Acquisition.
•The announcement and pendency of the Acquisition may have an adverse effect on our results of operations.
•The failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our common stock.
•The incurrence by us of substantial indebtedness in connection with the financing of the Acquisition may have an adverse impact on our liquidity.
•We have incurred, and will continue to incur, transaction fees and costs in connection with the Acquisition.

Index
PART I
ITEM 1. BUSINESS
Overview
Knife River Corporation (referred to as we, our, us, the Company or Knife River) is an aggregates-led construction materials and contracting services provider in the United States. Our 1.2 billion tons of aggregate reserves provide the foundation for our vertically integrated business strategy, with approximately 37 percent of our aggregates in 2024 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (asphalt paving, heavy-civil construction, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). We are strategically focused on being the provider of choice in mid-size, high-growth markets and are committed to our plan for continued growth and to delivering for our stakeholders—customers, communities, employees and stockholders—by executing on our four core values: People, Safety, Quality and the Environment.
Through our network of 182 active aggregate sites, 106 ready-mix plants, 51 asphalt plants and 9 liquid asphalt terminals, we supply construction materials and contracting services to customers across 14 states. Our construction materials are sold to public and private-sector customers, including federal, state and municipal governments, as well as industrial, commercial and residential developers and other private parties. Our contracting services are primarily provided to public-sector customers for the development and servicing of highways, local roads, bridges and other public-infrastructure projects.
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
The Separation
On May 31, 2023, the Separation of Knife River from MDU Resources was completed as a tax-free spin-off for U.S. federal income tax purposes. Following the Distribution, Knife River became an independent, publicly traded company and its common stock is listed under the symbol “KNF” on the New York Stock Exchange.
Strata Corporation Acquisition
On December 20, 2024, KRC Holdings, Inc. (“Buyer”), a Delaware corporation and an indirect subsidiary of the Company, entered into an Asset and Equity Purchase Agreement (the “Purchase Agreement”) by and among Buyer and (i) Strata Corporation, a North Dakota corporation (“Strata”), (ii) Glacier Resources, Ltd., a North Dakota corporation (“Glacier Resources” and, together with Strata, the “Acquired Companies”), (iii) the equity holders of the Acquired Companies (such equity holders together with a new corporation to be formed in connection with certain pre-closing restructuring activities, the “Equity Sellers”), (iv) Landmark Investments, L.L.C., a North Dakota limited liability company (“Asset Seller” and, together with the Equity Sellers, the “Sellers”), (v) the current equity holders of Asset Seller (the “Asset Seller Owners”), (vi) each of the ultimate beneficiaries of Equity Sellers that are trusts (together with the Sellers and the Asset Seller Owners, the “Seller Group Members”), and (vii) a representative of the Seller Group Members (“Sellers’ Representative”), whereby Buyer (or its designee) will acquire (a) 100% of the issued and outstanding equity interests of Strata, (b) 100% of the issued and outstanding equity interests of Glacier Resources and (c) certain assets of the Asset Seller (the “Acquisition”) for $454.0 million in cash, subject to customary purchase price adjustments pursuant to the terms and subject to the conditions set forth in the Purchase Agreement. In addition to cash on hand, Buyer intends to use a portion of the proceeds from the entry into a new $500 million Term Loan B facility to fund the Acquisition.

Index
Strata Corporation is a leading construction materials and contracting services provider in North Dakota and northwestern Minnesota. Strata is a vertically-integrated, aggregates-based company that will add 28 ready-mix plants, three asphalt plants, a construction division and rail and trucking assets to our existing operations in our Central segment. The Acquisition is expected to close in the first half of 2025, subject to customary closing conditions.
The foregoing description of the Purchase Agreement and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Purchase Agreement, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K, filed on December 26, 2024.
Business Segments
Our focus is on the vertical integration of our products and services by offering our customers a single source for construction materials and related contracting services. As of December 31, 2024, we operated in 14 states across the United States through six operating segments: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine our reportable segments: Pacific, Northwest, Mountain, Central and Energy Services, which are based on our method of internal reporting and management of the business. Four of our reportable segments are aligned by key geographic areas due to the production of construction materials and related contracting services and one is based on product line.
Each geographic segment offers a vertically integrated suite of products and services. Each of our geographic segments mines, processes and sells construction aggregates (crushed stone and sand and gravel); produces and sells asphalt; produces and sells ready-mix concrete as well as vertically integrating our contracting services to support our aggregate-based product lines. Contracting services include heavy-civil construction, asphalt and concrete paving, and site development and grading. Although not common to all locations, the geographic segments also sell cement, merchandise and other building materials and related services. The Energy Services segment, which has locations throughout our geographic footprint, produces and supplies liquid asphalt, primarily for use in asphalt road construction, and is a supplier to some of our other segments.
Additional details about each of the reportable segments as of and for the year ended December 31, 2024, is as follows:

	Pacific		Northwest		Mountain		Central			Energy Services	Consolidated Knife River
States of Operation	Alaska, California and Hawaii		Oregon and Washington		Idaho, Montana and Wyoming		Iowa, Minnesota, North Dakota, South Dakota and Texas			California, Iowa, Nebraska, Oregon, South Dakota, Texas, Washington and Wyoming
Aggregate Reserves (tons)	157.2	million	494.0	million	220.9	million	289.7	million		—	1.2	billion
Properties:
Active Aggregate Sites*	16		52		32		82			—	182
Ready-Mix Plants	21		27		17		41			—	106
Asphalt Plants	4		12		15		20			—	51
Revenue	$493.1	million	$692.4	million	$663.1	million	$818.1	million	$275.7	million	$2,899.0	million
Percent revenue by segment	17%		23%		23%		28%			10%	100%
Revenue Composition:
Construction Materials	76%		59%		43%		58%			100%	61%
Contracting Services	24%		41%		57%		42%			—%	39%
Public-Sector Services	72%		77%		79%		95%			—%	83%
Private-Sector Services	28%		23%		21%		5%			—%	17%
__________________
*Does not include 4 sites that are classified as exploration stage properties.

Index
On January 1, 2025, we completed a reorganization of our operating segments, including the management of the segments, to align with our business strategy. In the first quarter of 2025, we will begin reporting our financial information under four operating segments: West, Mountain, Central and Energy Services. Under the new operating structure, the previous Pacific and Northwest operating segments will become the West operating segment and the North Central and South operating segments will become the Central operating segment.
Business Strategy
Knife River is a leading aggregates-based construction materials and contracting services provider in the United States. We mine and process aggregates, produce and sell asphalt and ready-mix concrete, and provide related contracting services for both public infrastructure and private development projects. Headquartered in Bismarck, North Dakota, we operate across multiple regions in the Western United States, which allows us to benefit from diverse market conditions and varying construction cycles.
Our strategy is to maintain and grow a sustainable, profitable business by leveraging our vertical integration, strategic acquisition program and operational excellence. We strive to offer high-quality products and services while emphasizing safety, empowering our team members, being environmentally responsible and engaging with our local communities.
We believe our aggregates-led, vertically integrated business model—combined with our Western United States geographic footprint and our foundational EDGE strategy—provides a clear competitive advantage in driving long-term, profitable growth. Our EDGE strategy is focused on four key strategic areas:
EBITDA Margin Improvement: Drive sustained Adjusted EBITDA margin expansion towards our long-term goal, through a combination of commercial and operational initiatives that optimize the benefits of our vertically integrated strategy.
Discipline: Maintain a strong balance sheet and disciplined allocation of capital to support long-term profitable growth and value creation.
Growth: Further strengthen our market position through organic and inorganic growth opportunities, with an emphasis on aggregate-based operations in mid-sized, high-growth markets.
Excellence: Be best in class in all aspects of our business, providing ongoing, high-quality training at every level of the company to better serve our customers and provide advancement opportunities for our team.
Since implementing the EDGE strategy in 2023, we have steadily increased our Adjusted EBITDA margin, maintained a strong balance sheet, completed six acquisitions and drove excellence throughout the organization. For a discussion of Adjusted EBITDA and Adjusted EBITDA margin, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”
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

Index
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
•Industry fragmentation. There are thousands of construction materials producers and contracting services providers of varying scope and size. Market participants may enter new geographies or expand existing positions through the acquisition of existing facilities.
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
We participate in the following primary markets: aggregates, ready-mix concrete, asphalt, liquid asphalt and contracting services.
Aggregates
Aggregates, consisting of crushed stone and sand and gravel, are a natural, granular material engineered to various sizes and grades primarily for construction applications. Aggregates also are a major material component in the production of ready-mix concrete and asphalt. Aggregate sources can be found in relatively uniform sediments in certain regions of each state throughout the United States. Generally extracted through open pits at the surface of a site or produced by blasting hard rock from quarries, aggregates are then crushed and screened to customer needs.
The United States aggregates industry is highly fragmented, with many participants operating primarily in local and regional areas. In 2024, the United States Geological Survey reported that throughout the United States a total of 1,400 companies operated 3,500 quarries and 180 sales/distribution yards producing crushed stone and 3,400 companies operated 6,500 pits and 200 sales/distribution yards producing construction sand and gravel. This fragmentation is a result of high transportation costs that typically limit supply areas of producers.
Ready-Mix Concrete
Ready-mix concrete, a mixture principally comprised of aggregates, cement and water, is measured in cubic yards and specifically batched or produced for customers’ projects and then transported and poured on site. It also can be poured at a manufacturing facility to produce prefabricated building solutions, such as wall panels, concrete roofing systems, bridge girders, parking garages and stadium components. According to the National Ready Mixed Concrete Association, concrete is the most widely used material in the construction sector today.

Index
Due to the relative speed at which ready-mix concrete sets, supply is generally localized and delivered within close proximity to the production site, with an estimated 7,000-plus ready-mix concrete batching plants in the United States and Canada according to the National Ready Mixed Concrete Association. There has been a steady increase in shipments since the industry cycle low of 257 million cubic yards in 2010. In 2023, the National Ready Mixed Concrete Association estimated shipments of 400 million cubic yards of ready-mix concrete, which is 13 percent below the industry peak of 458 million cubic yards in 2005 and 0.4 percent lower than 2022.
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
Like ready-mix concrete, asphalt sets rapidly, limiting delivery to within close proximity to the production facility. In 2021, there were approximately 3,600 asphalt production sites in the United States that produced an estimated 432 million tons of asphalt, a 15 percent increase compared to the approximately 375 million tons produced five years prior. The asphalt paving industry also has a record of using economically and environmentally sustainable practices. Asphalt pavement material is highly recyclable, predominantly through reclaimed asphalt pavement. In 2024, we used approximately 1.4 million tons of recycled asphalt pavement in our asphalt production. Additionally, the use of warm-mix asphalt allows producers to reduce temperatures during the mixing process, lowering energy use and carbon emissions.
Liquid Asphalt
Liquid asphalt (sometimes referred to as asphalt cement or asphalt oil) is the binding agent used in combination with aggregates to produce asphalt mix for road construction, streets, parking lots, driveways and more. Our Energy Services segment supplies liquid asphalt to both internal and third-party customers, which helps support our vertically integrated business model. The segment has terminals in seven states, where it stores and manufactures value-added liquid asphalt, polymer modified asphalt and emulsions to meet the requirements of end users.
Contracting Services
We vertically integrate our construction materials with contracting services such as aggregate laydown, asphalt paving, concrete construction, site development and bridges. Demand in the contracting services industry is influenced by the cyclical nature of the construction industry and correlates with the demand for construction materials. The contracting services portion of our business is heavily weighted toward public markets, which provide more stability throughout the economic cycles. The contracting services industry is typically less capital-intensive than construction materials and has relatively fewer barriers to entry. Price is an important competitive factor in the award of service agreements. However, customers often consider several other factors in selecting a service provider, such as technical expertise and experience, safety ratings, geographic presence, financial and operational resources and industry reputation around dependability.

Index
Products and Services
Our core product lines include: aggregates, ready-mix concrete, asphalt and liquid asphalt. We also perform related contracting services.
For the year ended December 31, 2024, our revenue and gross profit by products and services were as follows:

Revenue	($ in millions)	(% of total)	Gross Profit	($ in millions)	Margin
Aggregates	$556.1	15.8%	Aggregates	$114.3	20.6%
Ready-mix concrete	655.5	18.6%	Ready-mix concrete	106.0	16.2%
Asphalt	441.5	12.6%	Asphalt	68.2	15.4%
Liquid asphalt	238.9	6.8%	Liquid asphalt	51.5	21.6%
Other	265.8	7.6%	Other	53.3	20.1%
Contracting services	1,358.2	38.6%	Contracting services	176.5	13.0%
Total gross revenue	$3,516.0	100%
Internal sales	(617.0)
Total revenue	$2,899.0		Total gross profit	$569.8	19.7%
(1) Aggregates
We supply high-quality aggregates through our 1.2 billion tons of permitted aggregate reserves, which are sourced from our aggregate sites across 11 states. We focus primarily on supplying markets with strong local demand, and in most cases serve customers close to our strategically located aggregate sites. In 2024, we sold 31.8 million tons of aggregates, with 30.3 million being produced from all aggregate mining properties.
We mine crushed stone and sand and gravel from our aggregate sites, as these aggregates are utilized in general construction and are a major component in our production of ready-mix concrete and asphalt paving products. Leveraging our vertically integrated platform, 34 percent of our aggregates revenue was derived from internal sales in 2024. For more information about the aggregate sites, see “Item 2. Properties.”
(2) Ready-Mix Concrete
We produce ready-mix concrete through our 106 ready-mix plants situated across 13 states. Our vertically integrated portfolio of assets allows us to provide most of the aggregates we use in the production of ready-mix concrete. Due to the time-sensitive nature of delivering ready-mix concrete, we focus on supplying customers near our facilities. In 2024, we sold 3.5 million cubic yards of ready-mix concrete.
Incremental to the hauling capabilities across products and services, ready-mix concrete plants are complemented by our fleet of ready-mix trucks and drivers who safely deliver heavy materials on time. We are an industry leader in safe and efficient delivery of ready-mix concrete and have pioneered what has become the industry-standard training program for ready-mix delivery professionals. We continue to update and improve the program with a focus on safety for drivers and the public.
The following table sets forth details applicable to our ready-mix concrete plants and related fleet as of December 31, 2024:

Segment	Plants	Mixer Trucks
Pacific	21	197
Northwest	27	244
Mountain	17	210
Central	41	340
Total	106	991

Index
(3) Asphalt
We produce and deliver asphalt from 51 plants across 10 states, most often utilizing our own aggregates in the production process. Of the 51 plants, 20 are portable plants that support large asphalt paving projects on roadways, airports and commercial sites. Similar to ready-mix concrete, asphalt sets rapidly, limiting delivery to within close proximity to the production facility. In 2024, we sold 6.5 million tons of asphalt.
Asphalt plants
The following table sets forth details applicable to our non-portable and portable asphalt plants as of December 31, 2024:

Segment	Non-portable Asphalt Plants	Portable Asphalt Plants	Total Asphalt Plants
Pacific	4	—	4
Northwest	11	1	12
Mountain	8	7	15
Central	8	12	20
Total	31	20	51
(4) Liquid asphalt
We distribute liquid asphalt through our Energy Services sites and have the capacity to service neighboring states through storage facilities capable of storing approximately 413,000 tons of liquid asphalt across multiple states, a 50 percent increase over the prior year primarily due to the acquisition of Albina Asphalt in the fourth quarter of 2024. We have nine liquid asphalt terminal sites and six used-oil collection points.
(5) Other
Although not common to all locations, we provide various other products and services, depending on customer needs. These include, but are not limited to, retail sales of cement in Alaska and Hawaii and petroleum recovery services in the Energy Services segment.
Cement supply and storage
Cement is a key ingredient in the production of ready-mix concrete. Our core supply of cement is sourced from a diverse range of suppliers. We have strategically located cement storage facilities in Alaska and Hawaii that can hold approximately 60,000 tons and 90,000 tons of cement, respectively. We have six additional distribution centers with storage and barging capabilities across the islands of Hawaii.
(6) Contracting Services
Our contracting services include responsibilities as general contractor and subcontractor, aggregate laydown, asphalt paving, concrete construction, site development and bridges, and in some segments the manufacturing of prestressed concrete products. Vertical integration allows us to have direct internal access to critical raw materials, resulting in competitive advantages from better control of product inventory. In 2024, most of our contracting services were related to “horizontal” construction, such as streets and highways, airports and bridges for customers in the public sector. In the private sector, our contracting services projects were within the residential, commercial and industrial markets.

Index
The following table sets forth revenue details applicable to our contracting services for the year ended December 31, 2024:

Public Projects		Private Projects
Streets & Highways	66%	Buildings/Sitework	3%
Airports	5%	Residential	6%
Bridges	4%	Streets & Highways	2%
Marine	2%	Other	6%
Other	6%
Total	83%	Total	17%
End Markets
Public Sector. Funding for public projects is dependent on federal, state and municipal government budget appropriations for various projects, such as highways, bridges, airports, schools, public buildings and other public-infrastructure projects. We believe public-sector funding is subject to fewer fluctuations in spending, as government funding tends to be less correlated with economic cycles and more reliant on approvals of government appropriation bills toward infrastructure initiatives. States continue to move forward with allocating funds from federal programs, such as the IIJA, which is authorized to provide $1.2 trillion in funding from 2022 through 2026. As of November 2024, approximately 43 percent of IIJA formula funding has yet to be obligated to projects in our market areas. In 2024, six of the 14 states where we operate have passed ballot measures to increase their transportation investment. Additionally, DOT budgets in the states where we operate remain strong, which favorably affects our outlook. We continue to monitor the implementation and impact of these legislative items and state DOT budgets.
Private Sector. Our private-sector customers include both residential and nonresidential construction applications. Unlike public-sector customers, spending by private-sector customers is more dependent on local and national economic cycles. We leverage our diverse geographic footprint to partially offset volatility originating from single local economies, and have the flexibility to reallocate resources from markets experiencing a downturn to markets that may be experiencing an economic upswing.
Residential construction typically includes single-family homes and multi-family units, such as apartments and condominiums. Demand for residential construction is influenced primarily by population growth, employment prospects and mortgage interest rates. While growth rates vary across the United States, overall residential construction demand increased during 2024. According to the United States Census Bureau, residential construction in 2024 was $917.9 billion, which was 5.9 percent above 2023 amounts.
Alternatively, nonresidential construction includes all privately financed construction other than residential structures, such as data centers, warehouses, office buildings, factories, shopping malls, restaurants and other commercial structures. Nonresidential construction tends to lag residential activity and is mostly driven by population and economic growth trends and activity levels. According to the United States Census Bureau, nonresidential construction in 2024 was $743.8 billion, which was 5.3 percent above 2023 amounts. Residential and nonresidential private construction are not major sources of revenue for all our segments, but they are important markets for the materials side of our business. In addition to providing aggregates to these end markets, the majority of our downstream ready-mix volumes go into private-sector projects.
Customers
Our customers consist of public and private-sector customers, with public-sector customers contributing about 83 percent of our revenues from contracting services in 2024. The public side includes federal, state and municipal governmental agencies with contracting services projects related to highways, streets and other public infrastructure. Funding available for construction from governmental agencies largely depends on federal, state and municipal budgets allocated to the expansion and improvement of national infrastructure. The private side includes a broad spectrum of customers across industrial, commercial and residential developers and other private parties. The mix of sales by customer class varies year to year depending on the variability in type of work.

Index
Our top 15 customers accounted for about 22 percent of our 2024 revenue, of which seven were state-level DOTs. We are not dependent on any single customer or group of customers for sales of our products and services, where the loss of which would have a material adverse effect on our business. No individual customer accounted for more than 10 percent of our 2024 revenue.
Competition
We operate in a largely fragmented industry, including large, public companies and many small, privately held companies. Smaller, independent operators make up the majority of our competition; however, we also face competition in some markets from large, publicly traded United States aggregates producers, including Cemex S.A.B. de C.V., CRH plc, Eagle Materials, Inc., Granite Construction, Inc., Heidelberg Materials, Holcim, Martin Marietta Materials, Inc., Construction Partners, Inc., and Vulcan Materials Company. The nature of our competition varies among our products and geographies due to the generally local and regional nature of supply.
We believe we have a competitive advantage in aggregates through our high-quality, strategically located reserves and assets, and our internal fleet of trucks, rail and barge. Our vertical integration and local knowledge enables us to maintain a strong understanding of the needs of our customers. In addition, we have a strong commitment to environmental stewardship, which assists us in obtaining new permits and new reserves.
Seasonality
Results are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest activity. Our ability to provide contracting services in the states where we operate depends on the weather. In states with colder winter weather, our contracting services are primarily performed from May through October, compared to most of the year in states with largely consistent warmer weather.
Employees
“People” is the first of our core values. We consider our employees to be our most valuable resource and they are critical to our success. Significant resources are utilized to attract, develop and retain extraordinary and diverse talent and fully promote each employee’s capabilities. Our focus on workforce, talent development, talent acquisition and succession planning has provided for a deep bench of talented employees. Employees in managerial or supervisory positions have an average tenure of 15 years, which demonstrates our workforce’s pride in and dedication to the company. We believe we have good relationships with our employees, including our unionized workforce.
As of December 31, 2024, we employed 4,761 people, all of whom were employed in the United States. The total number of hourly personnel at any given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. At the peak of the 2024 construction season, we employed over 5,900 people. The table below provides additional details on the employee demographics as of December 31, 2024.

	Union	Non-Union	Total
Hourly	589	3,204	3,793
Salaried	—	968	968
Total	589	4,172	4,761
Our union employees are represented by 39 collective-bargaining agreements, four of which are currently in negotiations. The majority of the collective-bargaining agreements contain provisions that prohibit work stoppages or strikes and provide dispute resolution through binding arbitration in the event of an extended disagreement. We maintain good working relationships with labor unions and do not anticipate any significant issues with any unions in 2025.

Index
Our compensation programs are designed around competitive market-based pay, coupled with an incentive structure aligned with our financial performance and the employees’ individual performance, which aids in attracting, retaining and motivating employees to achieve the best possible results. In addition, full-time employees are eligible for health insurance, physical, mental and financial wellness programs, paid and unpaid leave, retirement plans, life insurance, disability and accident coverage, and more. We also offer a variety of voluntary benefits to allow employees to select the best options to meet their individual needs.
To be the employer of choice for the broadest pool of talent and skill, we are committed to equal employment opportunity and affirmative action and are dedicated to the achievement of equality and opportunity for all employees and applicants for employment. We strive to meet or exceed all EEO and affirmative action laws, directives and legislation. Our EEO/Affirmative Action Policy ensures employees are not discriminated against.
We are committed to the development and training of our employees and have taken significant steps to showcase construction as a career of choice. We own and operate a state-of-the-art training facility, the Knife River Training Center, which is used corporate-wide to enhance the skills of both our new, and existing employees through both classroom education and hands on experience. The training facility also offers a variety of courses around leadership development available for all employees.
We prioritize providing opportunities for advancement through job mobility, mentorships, succession planning and promotions. We operate under a philosophy to promote from within and offer advancement opportunities at all levels of employment, which helps retain talented employees. We engage in talent and succession planning processes and review succession plans with senior leaders at least annually, focusing on high-performing and high-potential talent, diverse talent, and succession for critical roles. We provide annual compliance training for all office staff and had 100 percent participation in 2024. We are also currently rolling out Coaches Clinics for mid-level management and have expanded our internship program.
For additional information related to human capital and other information, refer to our 2024 Sustainability Report, which is expected to be published to our website in the first quarter of 2025, and is not incorporated by reference herein.
Health and Safety
Safety is a core value at our company and is foundational to establishing a culture of safety excellence in the workplace, not just for our employees, but for the safety and well-being of our contractors, customers, and the residents of the communities where we operate.
Our safety program utilizes the three Ts: Tools, Training and Time, as a structure for us to provide our employees with the proper tools and training to safely and successfully perform their jobs. We continuously promote our commitment to the safety and health of our employees through a variety of resources, including continual training, education programs, and benefit offerings.
We also adhere to seven key principles regarding safety:
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

Index
We have a goal of zero workplace injuries and have developed a safety culture complete with programs, trainings, and best practices appropriate for our industry and operations. As a core value, we are continuously striving to improve and implement strategies to enhance our safety objectives.
Environmental Regulations
With environment being one of our core values, our pledge to operate in an environmentally responsible manner is reviewed and encouraged through several measures, including oversight by professional environmental staff with reporting and accountability to regional operations leaders, regular review of environmental and sustainability disclosures by the executive Sustainability Committee, thorough audits of operating activities, and in-depth property reviews during due diligence on potential acquisitions.
We are subject to complex federal, state and local environmental compliance and reclamation regulations. These federal, state and local laws and regulations include, among others: the federal Clean Air Act and the federal Clean Water Act; the Resource Conservation and Recovery Act; the federal Mine Safety and Health Administration; the federal Occupational Safety and Health Administration; the federal CERCLA; the federal EPA; and, occasionally, the Endangered Species Act. These laws and regulations impose numerous obligations and limitations on our operations, including:
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
•Requirements to comply with specific health and safety criteria addressing worker protection; and
•The imposition of substantial liabilities for pollution which may result from our operations.
Our operations are also subject to California emission reductions and regulatory compliance. The California Air Resources Board has implemented several regulations around air quality standards, including reporting requirements. These regulations are based on source categories, several of which impact our company. The three categories having the most impact to our California operations are: off-road diesel particulate and oxides of nitrogen; on-road diesel particulate and oxides of nitrogen; and harbor craft diesel particulate and oxides of nitrogen. In addition, beginning in 2026, we will be required to publicly report on 2025 scope 1 and scope 2 GHG emissions, and beginning in 2027 reporting on 2026 scope 3 GHG emissions will be required. Noncompliance with these laws and regulations can subject us to fines, loss of licenses or registrations, or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows.
In addition, certain environmental laws, such as CERCLA and EPA, impose strict requirements for companies to pay to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been disposed, stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or materials we have disposed of, regardless of whether such contamination resulted from actions taken by us or from the conduct of others at the time those actions were taken. In addition, in connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties owned, leased or operated by us could result in increased operation costs or restrictions on our ability to use those properties as intended, including for mining purposes. One such site is the Portland, Oregon, Harbor Superfund Site where Knife River -

Index
Northwest was named as a PRP by the EPA related to a commercial property site acquired in 1999. For further information related to environmental reclamation obligations, see Item 8. Note 18.
Our company is also subject to comprehensive environmental permit requirements, which are usually associated with new mining operations, although requirements vary widely from state to state and even within states. In some areas, land use regulations and associated permitting requirements are minimal. However, some states and local jurisdictions have very demanding requirements for permitting new mines. Environmental impact reports are sometimes required before a mining permit application can be considered for approval. These reports can take several years to complete. The report can include projected impacts of the proposed project on air and water quality, wildlife, noise levels, traffic, scenic vistas and other environmental factors. The reports generally include suggested actions to mitigate the projected adverse impacts. Nonetheless, we have been successful in obtaining mining and other land-use permits that provide for sufficient permitted reserves to support our operations. Individual permits applicable to our various operations are managed and tracked as they relate to the statuses of the application, modification, renewal, compliance and reporting procedures.
We regularly monitor and review our operations, which includes reviewing procedures and policies for compliance with our operating permits and related laws and regulations. We have incurred, and may incur in the future, significant operating and capital expenditures to comply with environmental laws and regulations. During 2024, we incurred $3.1 million related to compliance. Capital expenditures related to environmental compliance are anticipated to be $5.6 million in 2025, $9.1 million in 2026 and $9.4 million in 2027. These amounts do not include expenditures related to what may be ultimately determined with regard to the issues described previously for the Portland, Oregon, Harbor Superfund Site. Additionally, we have recorded asset retirement liabilities on our balance sheet related to the reclamation obligations for our mining activities.
We believe we are in compliance with all applicable environmental laws and regulations and that any existing non-compliance is not likely to have a material adverse effect on our results of operations. However, there can be no assurance that future compliance costs or liabilities associated with such laws and regulations or activities will not be significant.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at https://www.sec.gov and on our website free of charge at https://www.kniferiver.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this report.

Index
ITEM 1A. RISK FACTORS
Investing in our common stock involves a number of risks and uncertainties. The factors and other matters discussed herein are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements included elsewhere in this Annual Report. If any of the risks described below actually occur, our business, prospects, financial condition or financial results could be materially impacted and the trading price of our common stock could decline, and investors could lose all or part of their investment. The following are the most material risk factors applicable to us and are not necessarily listed in order of importance or probability of occurrence and not necessarily inclusive of all risks. We may also be subject to other risks or uncertainties not presently known or that are currently deemed to be immaterial but may materially adversely affect our business, prospects, financial condition, financial results or the trading price of our common stock in future periods.
Operations, Growth and Competitive Risks
We operate in a highly competitive industry.
We are subject to competition throughout the markets we serve as they are highly fragmented and we compete with a number of regional, national and international companies. These companies may have greater financial and other resources than us, while other competitors are smaller and more specialized, and concentrate their resources in particular areas of expertise. Our results are also affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. Significant competition could lead to lower prices, higher wages, lower sales volumes and higher costs, negatively affecting our financial condition, results of operations and liquidity.
In addition, construction materials and related contracting services are marketed under highly competitive conditions and are subject to competitive forces such as price, quality, service, delivery time and proximity to the customer. Our customers make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships, price, quality and ability to provide the relevant services in a timely, safe and cost-efficient manner. Increased competition may result in the inability to win bids for future projects and failure to effectively compete could negatively affect our results of operations, financial position and cash flows.
Furthermore, new acquisition opportunities may be subject to competitive bidding environments, which may increase the prices we pay to successfully grow our business through acquisitions.
We may not be able to secure, permit or economically mine strategically located aggregate reserves.
We must obtain governmental, environmental, mining, and/or other permits at many of our facilities. New quarry sites can take years to develop and in a number of states in which we operate it can be difficult to permit new aggregate sites or expand existing aggregate sites due to community resistance and regulatory requirements, among other things. In addition, construction aggregates are difficult to transport efficiently and freight costs can make certain deposits uneconomical to mine if located in areas of little growth or without the ability to supply growing markets served by rail or barge. Failure to secure, permit and mine such reserves could negatively impact our business, financial condition and results of operations.
Our business is seasonal and subject to weather conditions that could adversely affect our operations.
A majority of our business is seasonal, with results of operations affected by weather conditions. Construction materials production and related contracting services typically follow the activity in the construction industry, with heavier contracting services workloads in the spring, summer and fall. Extreme or unusually adverse weather conditions, which have occurred and may reoccur, such as extreme temperatures, heavy or sustained rainfall or snowfall, wildfires and storms may affect the demand for products and the ability to perform services on construction work. Unseasonably wet and/or cold weather in the states where we operate can delay the start or cause an early end to the construction season or cause temporary delays on specific projects, which can impact both our construction materials sales and contracting services revenues. We could also be impacted by drought conditions, which may restrict the availability of water supplies and inhibit the ability to conduct operations. As a result,

Index
extreme or unusually adverse weather conditions could negatively affect our results of operations, financial position and cash flows.
We are exposed to risk of loss resulting from the nonpayment and/or nonperformance of our customers and counterparties.
Our customers include public and private entities that have been, and may continue to be, negatively impacted by the economy. A recessionary construction economy can increase the likelihood that we will not be able to collect on all accounts receivable or may experience a delay in payment from some customers. If our customers or counterparties experience financial difficulties, which has occurred and may reoccur, we could experience difficulty in collecting receivables. While no one customer accounted for over 10 percent of our revenue in 2024 or 2023, we face collection risk as a normal part of business where we perform services and subsequently bill clients for such services. In the event that we have concentrated credit risk from customers in a specific geographic area or industry, negative trends or a worsening in financial conditions in that specific geographic area or industry, we could become more susceptible to disproportionately high levels of default. Nonpayment and/or nonperformance by our customers and counterparties could have a negative impact on our results of operations and cash flows.
Our success depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
Our current geographic and asset footprint is the result of a deliberate acquisition growth strategy, which began in 1992 following our first aggregate company acquisition. Since then, we have acquired and integrated 90 complementary businesses, which have contributed significantly to our growth. Management continues to evaluate and pursue strategic acquisition opportunities as part of our ongoing growth strategy, such as the pending Acquisition. Management is unable to predict the timing or size of any future acquisitions. Potential risks associated with acquisitions, including the pending Acquisition, could include, among other things: our ability to identify attractive acquisitions; our ability to offer potential acquisition targets competitive transaction terms; our ability to raise additional equity and/or incur additional indebtedness, which could increase our leverage; regulatory approval; and reputational or other damage due to the prior conduct of an acquired company.
In addition, the investigation of potential acquisitions and the negotiation, drafting and execution of relevant agreements, disclosure documents, regulatory filings and other instruments require substantial management time and attention and costs for third-party consultants. If a proposed acquisition, including the pending Acquisition, is not completed for any reason, including events beyond our control, the costs incurred up to that point for the transaction likely would not be recoverable.
Acquisitions typically require integration of the acquired company’s project management, finance, information technology, risk management, purchasing, human resources and fleet management functions. We may be unable to successfully integrate an acquired business, such as the pending Acquisition, into our existing business, and an acquired business may not be as profitable as expected or at all. Acquisitions involve risks that the acquired business will not perform as expected and that the expectations concerning the value, strengths and weaknesses of the acquired business will prove incorrect. The inability to successfully integrate new businesses in a timely and orderly manner could increase costs and result in dis-synergies and negatively impact our results of operations and prevent us from realizing expected rates of return on the acquired business. Factors affecting the successful integration of an acquired business include, such as the pending Acquisition, but are not limited to, the following:
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

Index
•Conforming standards, controls, procedures and policies, business cultures and compensation structures among Knife River and the acquired company.
•Pursuit of multiple acquisition opportunities simultaneously.
•Unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.
In addition, potential acquisitions may be in states in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities.
Our results of operations from potential acquisitions could, in the future, result in impairment charges for any of the intangible assets, including goodwill, or other long‑lived assets, particularly if economic conditions worsen unexpectedly. As a result of these changes, our financial condition, results of operations and liquidity could be materially adversely affected. In addition, many of the businesses that we have acquired and may acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed or audited. We cannot assure that the financial statements of companies we have acquired or may acquire would not be materially different if such statements were independently reviewed or audited. If such statements were to be materially different, the tangible and intangible assets we acquire may be more susceptible to impairment charges, which could have a material adverse effect on our results of operations.
We cannot guarantee that we will continue to acquire businesses at valuations consistent with prior acquisitions or that we will complete future acquisitions at all. We also cannot know whether there will be attractive acquisition opportunities at reasonable prices or that financing will be available.
Technology disruptions or cyberattacks could adversely impact operations.
We use technology in substantially all aspects of our business operations and require uninterrupted operation of information technology and operation technology systems, including disaster recovery and backup systems and network infrastructure. These systems may be vulnerable to physical and cybersecurity failures or unauthorized access, due to: hacking, human error, theft, sabotage, malicious software, ransomware, third-party compromise, acts of terrorism, acts of war, acts of nature or other causes.
Should a compromise or system failure occur, interdependencies to technology may disrupt our ability to fulfill critical business functions. This may include interruption of facilities for delivery of construction materials or other products and services, any of which could adversely affect our reputation, business, cash flows and results of operations or subject us to legal costs.
Our accounting systems and our ability to collect information and invoice customers for products and services could be disrupted. If our operations are disrupted, it could result in decreased revenues and remediation costs that could adversely affect our results of operations and cash flows.
Through the ordinary course of business, we require access to sensitive customer, supplier, employee, financial and other data. A breach of our systems could compromise sensitive data and could go unnoticed for some time. Such an event could result in negative publicity and reputational harm, remediation costs, legal claims and fines that could have an adverse effect on our financial results. Third-party service providers that perform critical business functions for us or have access to sensitive information within Knife River also may be vulnerable to security breaches and information technology risks that could adversely affect us.
Cyberattacks continue to increase in frequency and sophistication, which could cause our information systems to be a target of ongoing and sophisticated cyberattacks by a variety of sources with the apparent aim to breach our cyber-defenses. Such incidents could have a material adverse effect on our business, financial condition or results of operations. Management is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing increased costs, creating delays or outages, or creating difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect us.

Index
The SEC has adopted rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as to disclose the occurrence of material cybersecurity incidents. These rules and regulations may also require us to report a cybersecurity incident before we have been able to fully assess the impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions, or subject us to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
While our insurance policies include liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
Artificial intelligence presents risks and challenges that can impact our business by posing security risks to our confidential information, proprietary information and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. We have not yet incorporated artificial intelligence into our business processes or systems but may adopt and integrate generative artificial intelligence tools for specific use cases. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit us or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
We may be unable to protect our intellectual property, or may be alleged to have infringed upon the intellectual property rights of others, which could result in a loss of our competitive advantage and a diversion of resources.
Our efforts to protect our intellectual property rights may not be sufficient or effective to prevent misappropriation or infringement of our intellectual property, which could result in a loss of our competitive advantage. In addition, any of our intellectual property rights may be challenged, which could result in being declared invalid or unenforceable. We have, and may, litigate to protect our intellectual property from misappropriation or infringement by others, which could be expensive and cause a diversion of resources and ultimately may not be successful.
Moreover, competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. The potential risks and uncertainties of intellectual property-related litigation and an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim, and possibly pay significant monetary damages. In the event of a settlement or adverse judgment, our results of operations may materially decline if we are prohibited from using the relevant intellectual property, especially if we are required to pay to the alleged owner of the relevant intellectual property licensing fees, royalties or damages. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims may be time consuming and expensive and may result in the diversion of time and attention of our management and employees.

Index
Pandemics, including COVID-19, may have a negative impact on our business operations, revenues, results of operations, liquidity and cash flows.
Pandemics have disrupted national, state and local economies. To the extent a pandemic adversely impacts our businesses, operations, revenues, liquidity or cash flows, it could also have a heightened effect on other risks described in this section. The degree to which a pandemic will impact us depends on future developments, including the resurgence of COVID-19 and its variants, federal and state mandates, actions taken by governmental authorities, effectiveness of vaccines being administered, and the pace and extent to which the economy recovers and remains under relatively normal operating conditions.
Other factors associated with a pandemic that could impact our businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of employees and contractors; extended rise in unemployment; public and private-sector budget changes and constraints; counterparty credit; costs and availability of supplies; capital construction and infrastructure operation and maintenance programs; financing plans; pension valuations; travel restrictions; and legal matters. The economic and market disruptions resulting from a pandemic could also lead to greater than normal uncertainty with respect to the realization of estimated amounts, including estimates for backlog, revenue recognition, intangible assets, other investments and provisions for credit losses.
Economic and Political Risks
Significant changes in prices for commodities, labor, or other production and delivery inputs could negatively affect our businesses.
Our operations are exposed to fluctuations in prices for labor, energy-related products, cement, asphalt cement, fuel, raw materials and utilities, among other things. Prices are generally subject to change in response to fluctuations in supply and demand and other general economic and market conditions beyond our control. The global political environment is a primary driver in price changes to commodities and inputs out of our control. In recent years, we have experienced elevated commodity and supply chain costs including the costs of labor, raw materials, energy-related products and other inputs used in the production and distribution of our products and services. During the years 2023 and 2022, inflationary pressures significantly increased the cost of raw materials by greater than 10 percent in comparison to average historical increases of approximately 3 percent.
High energy prices, specifically for diesel fuel, natural gas and liquid asphalt, have impacted and could affect the margins realized, as well as demand for construction materials and related contracting services. Increased labor costs, due to labor shortages, competition from other industries, or other factors, could also negatively affect our results of operations. Due to their size and weight, aggregates are costly to transport efficiently. Our products and services are generally localized around our aggregate sites and served by truck or in certain markets by rail or barge. We could be negatively impacted by freight costs due to rising fuel costs; rate increases for third-party freight; truck, railcar or barge shortages, including shortages of truck drivers and rail crews; rail service interruptions; and minimum tonnage requirements, among other things. To the extent price increases or other mitigating factors are not sufficient to offset these increased costs adequately or timely, and/or if the price increases result in a significant decrease in sales volumes, our results of operations, financial position and cash flows could be negatively impacted.
Supply chain disruptions may adversely affect our operations.
At times or in certain markets, we rely on third-party vendors and manufacturers to supply or transport many of the materials necessary for our operations. Disruptions, shortages or delays in the transportation of materials; price increases from suppliers or manufacturers; or inability to source needed materials have occurred and may continue to occur, which could adversely affect our results of operations, financial condition, cash flows and harm customer relationships. Further, supply chain disruptions can occur from events out of our control such as fires, floods, severe weather, natural disasters, environmental incidents or other catastrophes. National and regional demand for cementitious and liquid asphalt may at times outpace the supply in the market. This imbalance creates a temporary shortage which may cause prices to increase faster than downstream products. Any material disruption at our facilities or those of our customers or suppliers or otherwise within our supply chain, whether as a result of downtime, work stoppages or facility damage, could prevent us from meeting customer demands or expected

Index
timelines, require us to incur unplanned capital expenditures, or cause other material disruptions to our operations, any of which could have a material adverse effect on our operations, financial position and cash flows.
Our business is based in large part on government-funded infrastructure projects and building activities, and any reductions or reallocation of spending or related subsidies in these areas could have an adverse effect on us.
Certain of our businesses depend on government spending for infrastructure and other similar building activities. As a result, demand for some of our products is influenced by local, state and federal government fiscal policies, tax incentives and other subsidies, and other general macroeconomic and political factors. Projects in which we participate may be funded directly by governments or privately funded, but are otherwise tied to or impacted by government policies and spending measures.
Government spending is often approved only on a short-term basis and some of the projects in which our products are used require longer-term funding commitments. If government funding is not approved or funding is lowered as a result of poor economic conditions, lower than expected revenues, competing spending priorities, or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory, and decrease sales, all of which could adversely affect the financial condition of our business.
Additionally, certain regions or states may require or possess the means to finance only a limited number of large infrastructure projects and periods of high demand may be followed by years of little to no activity. There can be no assurances that governments will sustain or increase current infrastructure spending and tax incentive and other subsidy levels, and any reductions thereto or delays therein could affect our business, liquidity and financial condition, and results of operations.
Economic volatility affects our operations, as well as the demand for our products and services.
Unfavorable economic conditions can negatively affect the level of public and private expenditures on projects and the timing of these projects which, in turn, can negatively affect demand for our products and services. The level of demand for construction materials and contracting services could be adversely impacted by the economic conditions in the industries and market areas we serve, as well as in the general economy. Local, state and federal budget limitations also affect the funding available for infrastructure spending, which could have an adverse impact on our earnings and results of operations.
Legal and Regulatory Compliance Risks
We may be negatively impacted by pending and/or future litigation, claims or investigations.
We are and/or may become party to, among other things, personal injury, environmental, commercial, contract, warranty, antitrust, tax, property entitlements and land use, product liability, health and safety, and employment claims. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict and could be adverse and material in amount. In addition to the monetary cost, litigation can divert management’s attention from our core business opportunities. Development of new information in these matters can often lead to changes in management’s estimated liabilities associated with these proceedings including the judge’s rulings or judgements, jury verdicts, settlements or changes in applicable law. The outcome of such matters is often difficult to predict, and unfavorable outcomes could have a material impact to our results of operations, financial position and cash flows.
Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect us.
We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Historical claims experience, demographic and severity factors and other actuarial assumptions are subject to a high degree of variability and are used to estimate the liabilities associated with the risks retained by us. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, medical stop loss coverage and claim settlement patterns. A significant change in external factors could have a material impact to our financial position and liquidity.

Index
Our operations could be negatively impacted by import tariffs and/or other government mandates.
We operate in or provide services to capital-intensive industries in which federal trade policies could significantly impact the availability and cost of materials. Imposed and proposed tariffs could significantly increase the prices and delivery lead times on raw materials and finished products that are critical to us and our customers, such as cement and steel, among other things. We face competition from manufacturers both in the United States and around the world, some of which may engage in competition and trade practices involving the importation of competing products in the United States or other foreign laws, regulations or practices. Prolonged lead times on the delivery of raw materials and further tariff increases on raw materials and finished products could adversely affect our business, financial condition and results of operations.
For example, in February 2025, the current United States presidential administration imposed tariffs on foreign imports into the United States, which may negatively impact our results of operations if such tariffs are not suspended or revoked. At this time, it remains unclear what additional actions, if any, will be taken by the United States or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the United States, tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Other effects of these changes, including impacts on the price of raw materials, responsive or retaliatory actions from governments and the opportunity for competitors not subject to such changes to establish a presence in markets where we participate, could also have significant impacts on our results of operations, though whether any of the foregoing actions will be taken remains unclear. Furthermore, we may not be able to increase prices enough to offset the impact of tariffs, which could negatively impact our margins. If we raise prices in response to tariffs, the demand for our products and services may decrease, which could also have a negative impact on our revenue. We cannot predict what further action may be taken with respect to export restrictions, tariffs or trade relations between the United States and other governments. Any further changes in the United States or international trade policy could have an adverse impact on our business, financial condition and results of operations.
Our operations are subject to environmental laws and regulations that may increase costs, impact or limit business plans, or expose us to environmental liabilities.
We are subject to environmental laws and regulations affecting many aspects of our operations, including air and water quality, wastewater discharge, the generation, transportation and disposal of solid waste and hazardous substances, aggregate permitting and other environmental considerations. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations for construction materials facilities. Environmental laws and regulations can also require us to install pollution control equipment at our facilities, clean up spills and other contamination, and correct environmental hazards, including payment of all or part of the cost to remediate sites where we had past activities, or the activities of other parties, caused environmental contamination. These laws and regulations generally require us to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals. Although we strive to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret our legal or regulatory requirements differently and seek injunctive relief or other remedies against us. We cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.
Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to us. These laws and regulations could require us to limit the use or output of certain facilities; restrict the use of certain fuels; prohibit or restrict new or existing services; replace certain fuels with renewable fuels; retire and replace certain facilities and equipment; install pollution controls; remediate environmental impacts; remove or reduce environmental hazards; or forego or limit the development of resources. Revised or new laws and regulations that increase compliance and disclosure costs and/or restrict operations could adversely affect our results of operations and cash flows.

Index
Our operations could be adversely impacted by severe weather events, including as a result of climate change.
Severe weather events, such as tornadoes, hurricanes, rain, drought, ice and snowstorms, and high- and low- temperature extremes, occur in regions in which we operate and maintain infrastructure. Climate change could change the frequency and severity of these weather events, which may create physical and financial risks. Such risks could have an adverse effect on our financial condition, results of operations and cash flows. Increases in severe weather conditions or extreme temperatures may cause infrastructure construction projects to be delayed or canceled and limit resources available for such projects resulting in decreased revenue or increased project costs. In addition, drought conditions could restrict the availability of water supplies or limit the ability to obtain water use permits, inhibiting the ability to conduct operations. To date, we have not experienced any material impacts to our financial condition, results of operations or cash flows due to the physical effects of climate change.
Climate change may impact a region’s economic health, which could impact its revenues. Our financial performance is tied to the health of the regional economies served where we provide construction materials and services. Increases in severe weather events or significant changes in temperature and precipitation patterns could adversely affect the economies of the states and communities we serve.
The insurance industry has been and may be adversely affected by severe weather events, which may impact availability of insurance coverage, insurance premiums and insurance policy terms.
The price of energy also has an impact on the economic health of communities. The cost of additional regulatory requirements related to climate change, such as regulation of carbon dioxide emissions under the federal Clean Air Act, requirements to replace fossil fuels with renewable energy or to obtain emissions credits, or other environmental regulation or taxes could impact the availability of goods and the prices charged by suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods, and could adversely impact economic conditions of areas served by us. To the extent financial markets view climate change and emissions of GHG as a financial risk, this could negatively affect our ability to access capital markets or result in less competitive terms and conditions.
Public concern over climate change has resulted in, and may continue to result in, new or increased regional, federal and global legal and regulatory requirements, including taxation, to reduce or mitigate carbon emissions and to limit or impose additional costs on hydrocarbon and water usage or other climate-related objectives. In October 2023, California passed two climate disclosure bills (SB 253 - Climate Corporate Accountability Act and SB 261 - Climate-Related Financial Risk Act) that will require disclosure from both public and private entities that do business in the state of California. SB 253 mandates reporting entities to disclose Scope 1, Scope 2 and Scope 3 GHG emissions. SB 261 mandates reporting companies to disclose climate risk reports. Both California laws are set to take effect in 2026. We may experience increases to our costs of operation to comply with new regulatory requirements due to investments in facilities and equipment or the relocation of our facilities. If we or our suppliers are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In particular, proposed, new or inconsistent regulation and taxation of fuel and energy could increase the cost of complying with such laws and regulations as well as the cost of operation, including fuel required to operate our facilities or transport and distribute our products, thereby increasing the distribution and supply chain costs associated with our products. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the jurisdictions in which we operate.
Beyond the commercial pressures implicated by climate change concerns, our operations may face potential adverse physical effects. In August of 2023, Hawaii experienced a series of wildfires across the island of Maui which impacted our operations, however, not materially. If any of our properties and facilities experience a significant operational disruption or catastrophic loss due to the increased frequency or the severity of natural disasters or severe weather events, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties, which may negatively affect our business and financial results.

Index
Stakeholder actions and increased regulatory activity related to environmental and other sustainability matters, particularly climate change and reducing GHG emissions, as well as human capital practices and policies, could adversely impact our operations, costs of or access to capital and impact or limit business plans.
We could face stakeholder scrutiny related to environmental and other sustainability matters as well as human capital practices and policies. There has been an increased focus from stakeholders and regulators related to these matters across all industries in recent years, with investors (including institutional investors), activists, proxy advisory firms, customers, employees and lenders, placing increasing importance on the impacts and social cost associated with climate change as well as these types of practices and policies of companies, including sustainability performance and risk mitigation efforts. There is also risk that we could be perceived as, or accused of, “greenwashing,” i.e., the process of conveying misleading information or making false claims that overstate potential benefits, which could lead to reputational harm. Investors (including institutional investors), activists, proxy advisory firms, customers, employees and lenders, may also require us to implement sustainability and/or human capital responsibility procedures or standards before they continue to do business with us. In addition, some investors use these criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies on these topics are inadequate or, on the other hand, have a negative response to such policies. Our various stakeholders or regulators may also have divergent opinions on these types of matters as well as conflicting expectations regarding our culture, values, goals and business, which makes it difficult to achieve a consistently positive perception amongst all of our various stakeholders. Moreover, we may determine that it is in the best interest of our company and our stockholders to prioritize other investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists, or other stakeholders.
Concern that GHG emissions contribute to global climate change has led to international, federal, state and local legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. We monitor, analyze and report GHG emissions from our operations. We will continue to monitor GHG regulations and their potential impact on operations.
Due to the uncertain availability of technologies to control GHG emissions and the unknown obligations that potential GHG emission legislation or regulations may create, we cannot determine the potential financial impact on our operations. We may experience significant future cost increases associated with regulatory compliance for sustainability matters, including fees, licenses, reporting, auditing, and the cost of capital improvements for our operating facilities to meet sustainability and/or environmental regulatory requirements.
In addition, the increasing focus on climate change and stricter regulatory requirements may result in us facing adverse reputational risks associated with certain of our operations producing GHG emissions. If we are unable to satisfy the increasing climate-related expectations of certain stakeholders, we may suffer reputational harm, which may cause our stock price to decrease or difficulty in accessing the capital or insurance markets. Such efforts, if successfully directed at us, could increase the costs of or access to capital or insurance and interfere with business operations and the ability to make capital expenditures.
Changes in tax law may negatively affect our business.
Changes to federal, state and local tax laws have the ability to benefit or adversely affect our earnings and customer costs. For instance, the expiration of certain United States Tax Cuts and Jobs Act provisions in 2026 and ongoing global adoption of minimum tax rules may increase our tax burden and operational complexity. The current United States presidential administration and Congress are actively considering various policy choices which may have the impact of changing, possibly materially, how we are taxed in the future compared to how we are taxed today and potentially in comparison to our competitors. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. A number of factors may increase our future effective income tax rate, including: governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction the mix of earnings from depletable versus non-depletable businesses, the jurisdictions in which earnings and/or revenues are taxed, the resolution of issues arising from tax audits with various tax authorities, changes in the valuation of our deferred tax assets and liabilities, adjustments to estimated taxes upon finalization of various tax returns, changes in available tax credits, changes in

Index
stock-based compensation, other changes in tax laws and the interpretation of tax laws and/or administrative practices.
Human Capital Risks
Our operations may be negatively affected if we are unable to obtain, develop and retain key personnel and skilled labor forces.
We must attract, develop and retain executive officers and other professional, technical and labor forces with the skills and experience necessary to successfully manage, operate and grow. Competition for these employees is high, due in part to changing workforce demographics, a shortage of younger employees who are qualified to replace employees as they retire, seasonality, and remote work opportunities, among other things. In some cases, competition for these employees is on a regional or national basis. At times of low unemployment, it can be difficult for us to attract and retain qualified and affordable personnel. A shortage in the supply of skilled personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support our operating and growth strategies. Additionally, if we are unable to hire employees with the requisite skills, we may be forced to incur significant training expenses. As a result, our ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary skilled personnel and could negatively affect our results of operations, financial position and cash flows.
It is also critical to develop and train employees, hire new qualified personnel, and successfully manage the short and long-term transfer of critical knowledge and skills, including leadership development and succession planning throughout our company. The loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel or transfer knowledge and skills, could significantly impact our ability to perform under our contracts and execute on new or growing training programs.
Additionally, approximately 12 percent of our workforce is comprised of employees that are covered by collective bargaining agreements with various unions. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers also can affect us. Any delays or work stoppages could adversely affect the ability to perform under contracts, which could negatively impact our results of operations, cash flows and financial condition.
Increasing costs associated with health care plans may adversely affect our results of operations.
We are primarily self-insured for the health care benefits for eligible employees. Health care costs may continue to increase if overall total health care claims increase and could have an adverse impact on operating results, financial position and liquidity, particularly if we cannot continue to carry stop loss insurance. Legislation related to health care could also change our benefit program and costs.
Financial and Accounting Risks
Aggregate resource and reserve calculations are estimates and subject to uncertainty.
We estimate aggregate reserves and resources based on available data. The estimates depend upon the interpretation of surface and subsurface investigations, major assumptions and other supporting data, which can be unpredictable. The quantity and quality must be considered as only an estimate until reserves are actually extracted and processed. This uncertainty in aggregate resource and reserve calculations may adversely impact our results of operations.
Backlog may not accurately represent future revenue and gross margin.
Backlog consists of the uncompleted portion of services to be performed under job-specific contracts. Contracts are subject to delay, default or cancellation, and contracts in our backlog are subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the applicable contracts. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic

Index
factors beyond our control, among other things. Accordingly, there is no assurance that backlog will be realized. The timing of contract awards and duration of large new contracts can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or margin that is realized in any period. Also, the backlog as of the end of the year may not be indicative of the revenue and gross margin expected to be earned in the following year and should not be relied upon as a stand-alone indicator of our future financial results.
We operate in a capital-intensive industry and are subject to capital market and interest rate risks.
Our operations require significant capital investment to purchase and maintain the property and equipment required to mine and produce our products. In addition, our operations include a significant level of fixed and semi-fixed costs. Consequently, we rely on capital markets, particularly in the first half of the year due to the seasonal nature of the industry, as sources of liquidity for capital requirements not satisfied by cash flows from operations. If we are unable to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions we would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect our ability to access one or more financial markets. Higher interest rates on borrowings have impacted and could further impact our results of operations. Such market disruptions could include: a significant economic downturn, financial distress of unrelated industry leaders in the same line of business, deterioration in capital market conditions, turmoil in the financial services industry, volatility in commodity prices, pandemics, terrorist attacks, acts of war, and cyberattacks, among other things.
The debt capital market environment could impact our ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Further, an increase in our leverage could lead to deterioration in our credit ratings. A downgrade in our credit ratings, regardless of the cause, could also limit the ability to obtain additional financing and/or increase the cost of obtaining financing. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business. We are also exposed to interest rate volatility risk on our variable rate debt as changes in central bank federal policies, as well as macro-economic factors, impact interest rates. While we believe we will continue to have adequate credit available to meet our needs, there can be no assurance of that.
We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, such as the pending Acquisition, or to refinance outstanding debt. It is possible a large strategic acquisition would require us to issue new equity and other debt and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to credit market risk, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our credit facilities.
Financial market changes could impact our defined benefit pension plans and obligations.
We have two frozen defined benefit pension plans for certain current and former employees. Assumptions regarding future costs, returns on investments, interest rates and other actuarial assumptions have a significant impact on the funding requirements and expense recorded relating to these plans.
Adverse changes in economic indicators, such as consumer spending, inflation data, interest rate changes, political developments and threats of terrorism, among other things, can create volatility in the financial markets. These changes could impact the assumptions and negatively affect the value of assets held in our pension plans and may increase the amount and accelerate the timing of required funding contributions for those plans.
Costs related to obligations under MEPPs could have a material negative effect on our results of operations and cash flows.
We participate in MEPPs for employees represented by certain unions. We are required to make contributions to these plans in amounts established under numerous collective bargaining agreements between our operating subsidiaries and those unions.
We may be obligated to increase our contributions to underfunded plans that are classified as being in endangered, seriously endangered or in critical status as defined by the Pension Protection Act of 2006. Plans

Index
classified as being in one of these statuses are required to adopt Rehabilitation Plans or Funding Improvement Plans to improve their funded status through increased contributions, reduced benefits or a combination of the two.
We may also be required to increase our contributions to MEPPs if the other participating employers in such plans withdraw from the plans and are not able to contribute amounts sufficient to fund the unfunded liabilities associated with their participation in the plans. The amount and timing of any increase in our required contributions to MEPPs may depend upon one or more factors, including the outcome of collective bargaining; actions taken by trustees who manage the plans; actions taken by the plans’ other participating employers; the industry for which contributions are made; future determinations that additional plans reach endangered, seriously endangered or critical status; newly enacted government laws or regulations and the actual return on assets held in the plans; among others. We could experience increased operating expenses as a result of required contributions to MEPPs, which could have an adverse effect on our results of operations, financial position or cash flows.
In addition, pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act, we could incur a partial or complete withdrawal liability upon withdrawing from a plan, exiting a market in which it does business with a union workforce or upon termination of a plan. We could also incur additional withdrawal liability if our withdrawal from a plan is determined by that plan to be part of a mass withdrawal.
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our business, profitability and our ability to meet obligations.
We had $690.0 million in aggregate principal amount of indebtedness outstanding as of December 31, 2024. Such indebtedness consists of $425 million 7.75% notes due 2031, $265 million in aggregate principal amount of term loans and a $350 million revolving credit facility, under which we had no aggregate principal amount of loans outstanding as of December 31, 2024. In addition, in the first half of 2025 we expect to enter into a new senior secured Term Loan B facility of $500 million, increase the total commitments under our existing revolving credit facility from $350 million to $500 million and extend the maturity date of our existing senior secured credit facilities from 2028 to 2030.
This amount of debt could potentially have important consequences to us and our investors, including:
•Requiring a substantial portion of our cash flow from operations to make interest payments on this debt.
•Making it more difficult to satisfy debt service and other obligations.
•Increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing.
•Increasing our vulnerability to general adverse economic and industry conditions.
•Reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business.
•Limiting our flexibility in planning for, or reacting to, changes in our business and the industry.
•Placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt.
•And limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase ordinary shares.
In addition, our actual cash requirements in the future may be greater than expected and our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due. Further, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

Index
Despite our current level of indebtedness, we may be able to incur substantially more debt, which could increase the risks to our financial condition described above.
We may be able to incur substantial additional indebtedness in the future, such as the debt we plan to incur to finance the Acquisition in part. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt instruments could be substantial. To the extent new debt is added to our current debt levels, the leverage risks described in the immediately preceding risk factor would increase. The foregoing risks would also apply to the credit agreement governing the Term Loan B facility we expect to enter into upon consummation of the Acquisition.
A lowering or withdrawal of the ratings, outlook or watch assigned to us or our debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
The rating, outlook or watch assigned to us or our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook, or watch such as adverse changes to our business, so warrant. Our credit ratings may also change as a result of the differing methodologies or changes in the methodologies used by the rating agencies. Any future lowering of our debt’s ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.
Separation Risks
We have minimal history of operating as an independent, public company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information included in this Annual Report refers to our business (i) as operated by and integrated with MDU Resources for periods prior to the Separation and (ii) as a stand-alone company for the period after the Separation. The historical financial information included in this Annual Report is derived from the audited consolidated financial statements and accounting records of MDU Resources and us. Accordingly, the historical financial information included in this Annual Report does not necessarily reflect the financial condition, results of operations and cash flows that we would have achieved as a separate, publicly traded company during the periods presented prior to the Separation or those that we will achieve in the future, primarily as a result of the factors described below:
•Prior to the Separation, our business was operated by MDU Resources as part of its broader corporate organization, rather than as an independent company, and MDU Resources or one of its affiliates performed certain corporate functions for us. Our historical results reflect allocations of corporate expenses from MDU Resources for such functions prior to the Separation, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.
•Prior to the Separation, we shared economies of scope and scale in costs, employees and vendor relationships. Although we entered into a transition services agreement with MDU Resources following the Separation, these arrangements may not retain or fully capture the benefits that we had enjoyed as a result of being integrated with MDU Resources and may result in paying higher charges than in the past for these services. This could have a material adverse effect on our business, financial position, results of operations and cash flows as a stand-alone company.
•Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had, prior to the Separation, been satisfied as part of the corporate-wide cash management policies of Centennial. Following the Separation, our results of operations and cash flows are now likely to be more volatile, and we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

Index
•The cost of capital for our business as a stand-alone company may be higher than MDU Resources’ cost of capital prior to the Separation.
•As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and is required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements has resulted in significant costs and could require us to divert substantial resources, including management time, from other activities.
Other significant changes have occurred in our cost structure, management, financing and business operations as a result of operating as a company separate from MDU Resources. For additional information about the past financial performance of our business and the basis of presentation of the historical audited consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”
If the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for United States federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify MDU Resources for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
In connection with the Separation, MDU Resources received a private letter ruling from the IRS and one or more opinion(s) of its tax advisors, regarding certain United States federal income tax matters relating to the Separation and the Distribution. The IRS private letter ruling was based upon and relied on, and the opinion(s) of tax advisors was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of MDU Resources and Knife River, including those relating to the past and future conduct of MDU Resources and Knife River. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if MDU Resources or Knife River breach any of the representations or covenants contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors, the IRS private letter ruling and/or the opinion(s) of tax advisors may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt by MDU Resources of the IRS private letter ruling and the opinion(s) of tax advisors, the IRS could determine that the Separation and/or certain related transactions should be treated as taxable transactions for United States federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter ruling or the opinion(s) of tax advisors were based are false or have been violated. In addition, the IRS private letter ruling does not address and the opinion(s) of tax advisors do not address all of the issues that are relevant to determining whether the Separation, together with certain related transactions, qualifies as a transaction that is generally tax-free for United States federal income tax purposes. Further, the opinion(s) of tax advisors represent the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion(s) of tax advisors. Accordingly, notwithstanding receipt by MDU Resources of the IRS private letter ruling and the opinion(s) of tax advisors, there can be no assurance that the IRS will not assert that the Separation and/or certain related transactions do not qualify for tax-free treatment for United States federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, MDU Resources, Knife River and MDU Resources stockholders could be subject to significant United States federal income tax liability.
If the Separation, together with related transactions, were to fail to qualify as a transaction that is generally tax-free for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, in general, for United States federal income tax purposes, MDU Resources would recognize taxable gain as if it had sold Knife River common stock in a taxable sale for its fair market value, and MDU Resources stockholders who receive such Knife River shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under the tax matters agreement, we may be required to indemnify MDU Resources against any additional taxes and related amounts resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from (a) an acquisition of all or a portion of its equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (b) other actions or

Index
failures to act by us or (c) any inaccuracy or breach of our representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors. Any such indemnity obligations could be material.
United States federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions after the Separation.
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
To preserve the United States federal income tax treatment of the Separation, and in addition to our indemnity obligation described below, the tax matters agreement restricts us, for the two-year period following the distribution, except in specific circumstances, from:
•Entering into any transaction pursuant to which all or a portion of our common stock or assets would be acquired, whether by merger or otherwise.
•Issuing equity securities beyond certain thresholds.
•Repurchasing shares of our capital stock other than in certain open-market transactions.
•Ceasing to actively conduct certain aspects of our business.
•And/or taking or failing to take any other action that would jeopardize the expected United States federal income tax treatment of the distribution and certain related transactions.
These restrictions may limit our ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of our business.
We may not achieve some or all of the expected benefits of the Separation, and the Separation may materially and adversely affect our financial position, results of operations and cash flows.
We may be unable to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all for a variety of reasons, including, among others, that: (a) management may be required to spend significant amounts of time and effort on post Separation activities, which may divert management’s attention from operating and growing our business; (b) we may be more susceptible to market fluctuations and other adverse events than if it was still a part of MDU Resources; (c) our business is less diversified than MDU Resources’ business prior to the Separation; and (d) the other actions required to separate MDU Resources’ and our respective businesses could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our financial position, results of operations and cash flows.
Shareholder Risks
The trading market for our common stock has existed only a short period, and the market price and trading volume of our common stock may fluctuate significantly.
The trading price of our common stock has been and may continue to be volatile and the trading volume may fluctuate and cause significant price variations to occur. For many reasons, including the other risks identified in this section, the market price of our common stock may be more volatile than our market peers. These factors may result in short-term or long-term negative pressure on the value of our common stock. We cannot predict the prices at which our common stock may trade.
The market price of shares of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including: actual or anticipated fluctuations in our operating results, declining

Index
operating revenues derived from our core business, the operating and stock price performance of comparable companies, margin trading, short sales, hedging and derivative transactions involving our common stock, changes in the regulatory and legal environment in which we operate, market conditions in the construction materials and contracting services market, and the domestic and global economy as a whole.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price could decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.
Stockholder percentage of ownership in us may be diluted in the future.
Our stockholders’ percentage ownership in our company may be diluted because of equity awards that have been and will be granted to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions.
In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.
We cannot guarantee the timing, declaration, amount or payment of dividends, if any, on our common stock.
The timing, declaration, amount and payment of any dividends are within the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board of directors. Moreover, if we determine to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends or the amount of such dividends.
Our amended and restated bylaws designates the Court of Chancery of the State of Delaware or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Knife River’s stockholders, which could discourage lawsuits against us and our directors and officers.
Our amended and restated bylaws provides that, unless the board of directors otherwise determines, the Court of Chancery of the State of Delaware or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of our company, any action asserting a claim of breach of a fiduciary duty owed by any director or officer to our company or our stockholders, creditors or other constituents, any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us or any director or officer governed by the internal affairs doctrine.
In addition, our amended and restated bylaws further provide that, unless the board of directors otherwise determines, the federal district courts of the United States of America shall be the sole and exclusive forum for any action asserting a claim arising under the Securities Act. The exclusive forum provision does not apply to actions

Index
arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision described above. Our stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.
This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers, and such provision may also make it more expensive for our stockholders to bring such claims.
Although our amended and restated bylaws include the exclusive forum provision described above, it is possible that a court could rule that this provision is inapplicable or unenforceable. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may prevent or delay an acquisition of Knife River, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquiror and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of our board of directors to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of our outstanding common stock and our company.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders. Accordingly, in the event that our board of directors determines that a potential business combination transaction is not in the best interests of our company and our stockholders but certain stockholders believe that such a transaction would be beneficial to our company and our stockholders, such stockholders may elect to sell their shares in our company and the trading price of our common stock could decrease.
These and other provisions of our amended and restated certificate of incorporation, amended and restated bylaws and the DGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on our business, financial condition and results of operations. In addition, applicable state insurance laws and regulations could delay or impede a change of control of our company.
Strata Acquisition Risks
We may not be able to fully realize the benefits from the Acquisition.
The acquisition of Strata may not perform as expected. If we are unsuccessful at, among other things, integrating Strata into our operations or managing the Strata business, our revenues and margins could be adversely affected and our business could suffer. See also “Operations, Growth, and Competitive Risks – our success depends, in part, on our ability to execute on our acquisition strategy to successfully integrate acquired businesses and to retain key employees of the acquired business.”

Index
The announcement and pendency of the Acquisition may have an adverse effect on our results of operations.
On December 20, 2024, Buyer entered into the Purchase Agreement relating to the Acquisition. Upon the terms and subject to the conditions set forth in the Purchase Agreement, Buyer (or its designee) will acquire (a) 100% of the issued and outstanding equity interests of Strata, (b) 100% of the issued and outstanding equity interests of Glacier Resources and (c) certain assets of the Asset Seller for $454.0 million in cash, subject to customary purchase price adjustments.
Uncertainty about the effect of the Acquisition on our employees, partners, customers and other third parties may disrupt our sales, marketing, operations or other key business activities and may have a material adverse effect on our business, financial condition, operating results, and cash flows. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Acquisition and planning for integration, which could materially adversely affect our business, financial condition, operating results, and cash flows.
The failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our common stock. It could also adversely affect our business, financial condition, operating results and cash flows.
Completion of the Acquisition is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including, but not limited to, those described herein.
The obligation of the parties to consummate the Acquisition is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and the receipt of all consents, clearances, waivers, approvals, or authorizations under any other antitrust law. We cannot guarantee that the closing conditions set forth in the Purchase Agreement will be satisfied or, even if satisfied, that no event of termination will take place.
Furthermore, if the Acquisition is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:
•we would have incurred significant costs in connection with the Acquisition that we would be unable to recover;
•we may be subject to negative publicity or be negatively perceived by the investment or business communities;
•we may be subject to legal proceedings related to the Acquisition;
•any disruptions to our business resulting from the announcement and pendency of the Acquisition, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Acquisition is not consummated; and
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
•we may be subject to paying a $15.0 million termination fee if the Acquisition is not finalized.
There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Acquisition, if the Acquisition is not consummated.

Index
The incurrence by us of substantial indebtedness in connection with the financing of the Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions.
We expect to incur a significant amount of indebtedness in connection with the financing of the Acquisition, which we expect will be funded, in part, by entering into a new senior secured Term Loan B facility of $500 million. The use of indebtedness to finance the Acquisition will reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. We expect that the agreements we will enter into with respect to the indebtedness we will incur to finance the Acquisition will contain certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things: obtain future financing, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates, transfer or sell certain assets, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business, or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors. Our ability to comply with these negative covenants can be affected by events beyond our control. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition, or operating results.
We have incurred, and will continue to incur, transaction fees and costs in connection with the Acquisition.
As of December 31, 2024, we have incurred $2.6 million of expenses and fees for professional services and other transaction costs in connection with the Acquisition and expect to continue to incur additional costs. These expenses are payable by us whether or not the Acquisition is completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Overall Risk Management. We have implemented a cyber risk management program to help ensure that our electronic information and information systems are protected from various threats and are built on and follow the Cybersecurity Maturity Model Certification for information security requirements and the protection of sensitive information. The cyber risk management program is maintained as part of our overall governance, enterprise risk management program and compliance program. Our information systems experience ongoing and often sophisticated cyberattacks by a variety of sources with the apparent aim to breach our cyber-defenses. We also have cyber event related insurance. We are continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing increased expenses, creating delays or outages, or experiencing difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect our company. We continually assess risks from cybersecurity threats and adapt and enhance our controls accordingly.
Risks from Cybersecurity Threats. Although risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication.

Index
Employee Cybersecurity Training. We provide ongoing cybersecurity training and compliance programs to facilitate education for employees who may have access to our data and critical systems. Employee phishing tests are conducted on a monthly basis.
Engage Third-parties on Risk Management. Periodic external reviews, including penetration tests and security framework assessments, are conducted by auditors, external assessors, and/or consultants to assess and ensure compliance with our information security programs and practices. Internal and external auditors assess our information technology general controls on an annual basis.
Oversee Third-party Risk. We monitor risks associated with our vendors, which include processes such as completing due diligence on third party service providers before engaging with them for their services; assessing the third party’s cybersecurity posture by reviewing audit reports of the third party, completing cyber questionnaires, and reviewing applicable certification; including cybersecurity contractual language in contracts to limit risk; and monitoring and reassessing third party’s to ensure ongoing compliance with their cybersecurity obligations.
Other Risk Factors. See the risk factor “Technology disruptions or cyberattacks could adversely impact operations” in the section entitled “Item 1A. Risk Factors - Operations, Growth and Competitive Risks.”
Governance
Board of Directors Oversight. The board, as a whole and through its committees, has responsibility for oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate for identifying, assessing, and managing risk. The audit committee of the board of directors of our company is responsible for oversight of risks from cybersecurity threats.
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
Cybersecurity Incident Response. We have an incident response plan to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents that is also tested on an annual basis. The incident response plan is updated based on results of the test or as new cyber related developments occur. The incident response plan indicates the vice president of support services, executive leadership which includes the chief executive officer, chief financial officer, chief accounting officer, chief legal officer, corporate controller and the board of directors are to be notified of any material cybersecurity incidents through a defined escalation process. The defined escalation process is a risk-based process that specifies who is to be contacted and when at each risk level.
Monitor, Manage, and Safeguard Against Cybersecurity Incidents and Risks. Our vice president of support services, along with the supervisor of cybersecurity, a designated security team of professionals and third-party cybersecurity experts are responsible for monitoring, assessing and managing risks as well as developing and implementing policies, procedures, and practices based on the range of threats we face. There are processes around access management, data security, encryption, asset management, secure system development, security operations, network and device security to provide safeguards from a cybersecurity incident along with continual monitoring of various threat intelligence feeds.

Index
Cyber Risk Management Personnel. Through training and compliance programs, the concept that all employees are responsible for the data and critical systems they access is reinforced. The information technology department has the responsibility to implement cybersecurity controls under the overall guidance of the cybersecurity team. This cybersecurity team includes internal cybersecurity experts that have a combined 28 years of general information technology experience and 18 years of cyber specific related experience. The internal cyber team members have obtained various degrees and certificates in network administration, security administration and information system management. We also partner with a third-party cybersecurity firm that assists us and many other clients in setting direction, implementing cybersecurity technology and supporting our security operations center. Our internal information technology department is led by two directors, one with 25 years of experience in information technology leadership roles at Knife River and the other with 15 years of experience in information technology roles at MDU Resources and Knife River combined. The information technology department, including the cybersecurity team, reports to the vice president of support services, who has 18 years of information technology leadership and operational leadership experience with Knife River and over 30 years of total information technology experience. The vice president of support services reports to the chief executive officer.
Cyber Risk Oversight Committee. Additionally, we established CyROC to provide executive management and the audit committee with analyses, appraisals, recommendations, and pertinent information concerning cyber defense of our electronic information, information technology and operation technology systems. The CyROC is responsible for guiding our comprehensive cybersecurity policies. The CyROC is chaired by our supervisor of cybersecurity and is comprised of members from financial and operations management, as well as technology leaders.
ITEM 2. PROPERTIES
We currently maintain our principal executive office at 1150 W. Century Ave., Bismarck, North Dakota 58503. In addition to the principal office, we maintain and operate physical locations in 14 states throughout the United States. Our operations include the following properties:

	Pacific	Northwest	Mountain	Central	Energy Services	Consolidated Knife River
Active Aggregate Sites	16	52	32	82	—	182
Ready-Mix Plants	21	27	17	41	—	106
Asphalt Plants	4	12	15	20	—	51
Liquid Asphalt Terminals	—	—	—	—	9	9
Cement Terminals	8	—	—	—	—	8
Aggregate sites and reserves
We mine crushed stone and sand and gravel at our active aggregate sites across our segments. The aggregates produced are utilized in general construction and are a major component in the production of ready-mix concrete and asphalt.
Our aggregate sites contain both reserves and resources. Mineral reserves are defined as an estimate of tonnage that, in the opinion of the qualified person, can be economically mined or extracted, which includes diluting materials and allowances for losses that may occur throughout the process. Mineral reserves are classified into two categories as follows:
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

Index
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
Aggregate reserve and resource estimates are calculated based on the best available data. Supporting data includes, but is not limited to, drill holes, geologic testing and other subsurface investigations; and surface feature investigations, such as, mine high walls, aerial photography and topography. Using available data, a final topography map is created with computer software and is used to calculate the volume variance between existing and final topographies. Volumes are then converted to tons using appropriate conversion factors. Property setbacks and other regulatory restrictions and limitations are identified to determine the total area available for mining. We also consider mine plans, economic viability and production history in the aggregate reserve and resource estimates. Our reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. The reserves are based on estimates of volumes that can be economically extracted and sold to meet current and anticipated market and product applications.
Our reserves and resources are on properties that are permitted, or are expected to be permitted, for mining under current regulatory requirements. The data used to calculate reserve and resource estimates may require revisions in the future to account for changes in customer requirements, regulatory requirements and unknown geological occurrences.
We classify the applicable quantity of a particular deposit as a reserve or resource by reviewing and analyzing, independently, each geological formation, testing results and production processes, along with other modifying factors, to determine an expected yield of recoverable tonnage an area will produce. These results may have an effect on mine plans and the selection of processing equipment. The results are reviewed by the qualified person and presented to the management team.
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

Index

States of operation
Aggregate site (182 active sites)

 We have reviewed our properties and have determined we do not have any individual sites that are material. The following tables set forth details applicable to our aggregate production and aggregate sites as of December 31, 2024, by the various regions where the sites are located.

	Total Annual Aggregate Production
Production Area	Crushed Stone	Sand & Gravel
	(Tons in thousands)
Pacific	1,991	2,950
Northwest	6,108	3,430
Mountain	1,173	5,420
Central	3,110	3,568
Total	12,382	15,368

	Aggregate Sites
Production Area	Crushed Stone		Sand & Gravel
	Owned	Leased	Owned	Leased
Pacific	—	6	10	1
Northwest	12	16	16	10
Mountain	2	7	15	9
Central	9	2	52	19
Total	23	31	93	39

Index
The following table sets forth details applicable to our aggregate reserves as of December 31, 2024.

		Crushed Stone			Sand & Gravel
Production Area	Aggregate Sites	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves	Total Mineral Reserves
	(Tons in thousands)
Pacific	16	78,899	39,064	117,963	39,253	—	39,253	157,216
Northwest	52	384,064	17,083	401,147	71,369	21,512	92,881	494,028
Mountain	32	79,822	—	79,822	131,205	9,884	141,089	220,911
Central	82	110,081	86,581	196,662	86,460	6,528	92,988	289,650
Total	182	652,866	142,728	795,594	328,287	37,924	366,211	1,161,805
__________________
1The average selling price per ton for crushed stone and sand and gravel was $19.59 and $12.80, respectively, in 2024. The average selling price includes freight and delivery and other revenues.
2The aggregates mined are of suitable grade and quality to be used as construction materials and no further grade or quality disclosure is applicable.
The following table sets forth details applicable to our aggregate resources as of December 31, 2024.

		Crushed Stone			Sand & Gravel
Production Area	Aggregate Sites	Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Inferred Mineral Resources
	(Tons in thousands)
Pacific	1	—	—	—	4,673	—	4,673	54,660
Northwest	2	128,613	105,112	233,725	44,715	20,976	65,691	209,162
Mountain	1	—	47,749	47,749	27,628	9,765	37,393	1,733
Central	0	—	—	—	—	—	—	—
Total	4	128,613	152,861	281,474	77,016	30,741	107,757	265,555
__________________
*Pacific, Northwest and Mountain all have sites that include both reserves and resources, which are included in the number of aggregate sites for reserves.
Our mining properties are categorized as follows: (1) Production Stage – properties with reported proven or probable reserves where we are actively mining aggregates, (2) Development Stage – properties with reported proven or probable reserves where we are not actively mining aggregates, and (3) Exploration Stage – properties with no reported reserves.
Of our 182 active properties, 144 are in a production stage and 38 are in a development stage. As of December 31, 2024, 1.04 billion tons of estimated proven and probable reserves are located on production stage properties and 119 million tons on developmental stage properties. We classify aggregates located on exploration stage properties as resources. Our aggregate annual production in tons for all aggregate mining properties, including project specific sites and sites with short-term leases that are not included in the previous tables, was 30.3 million, 30.7 million and 32.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The average selling price per ton for crushed stone and sand and gravel was $19.59 and $12.80, respectively, in 2024. Actual pricing varies by location and market. The price for each commodity was calculated by dividing 2024 revenues by tons sold. The average pricing is based on salable product, or materials that are ready for sale. We believe the current sales price is reasonable and justifiable to estimate the aggregates’ current fair value, while the Consolidated Balance Sheets reflect the historical costs.

Index
We conduct our mining operations across 116 owned properties, of which 113 are active sites, and another 70 leased properties, of which 69 are active sites. Our reserves are comprised of 630 million tons on properties that are owned and 532 million tons that are leased. The remaining reserve life in years was calculated by dividing remaining reserves by the three-year average production from 2022 through 2024. We estimate the useful life of our owned reserves are approximately 36 years based on the most recent three-year production average. Approximately 36 percent of the reserves under lease have lease expiration dates of more than 20 years and the weighted average years remaining on all leases containing estimated proven aggregate reserves is approximately 16 years. The average time necessary to produce remaining aggregate reserves from our leased sites is approximately 45 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life assumes, based on our experience, that leases will be renewed to allow sufficient time to fully recover these reserves. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.
Internal Controls Over Aggregate Reserves
Reserve and resource estimates are based on the analyses of available data by qualified internal mining engineers, operating personnel and third-party geologists. Senior management reviews and approves reserve and resource quantity estimates and reserve classifications, including the major assumptions used in determining the estimates, such as life, pricing, cost and volume, among other things, to ensure they are materially accurate. For aggregate reserve and resource additions, management, which includes the qualified person, performs its due diligence and reviews the study of technical, economic and operating factors, as well as applicable supplemental information, including a summary of the site’s geotechnical report. We maintain a database of all aggregate reserves, which is reconciled at least annually and reviewed and approved by the qualified person.
The evaluation, classification and estimation of reserves has inherent risks, including changing geotechnical, market and permitting conditions. The qualified person and management work together to assess these risks regularly and amend the reserve and resource assessments as new information becomes available.
ITEM 3. LEGAL PROCEEDINGS
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we have adopted a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
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

Index
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is listed on the New York Stock Exchange under the ticker symbol "KNF.” As of February 13, 2025, our common stock was held by approximately 7,900 stockholders of record.
Dividends
We have not paid cash dividends on our common stock and do not anticipate declaring or paying dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of the board of directors and will depend on then-existing conditions, including financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors the board of directors considers relevant.
Purchases of Equity Securities by the Issuer
None.
ITEM 6.
Reserved
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. Among other things, those financial statements include more detailed information regarding the basis of presentation for the financial data included in the following discussion. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding management’s plans, objectives, expectations and intentions. Future results and financial condition may differ materially from those currently anticipated as a result of the factors described under the sections entitled “Forward-Looking Statements” and “Item 1A. Risk Factors.”
Overview
At Knife River, we are a people-first construction materials and contracting services company. We provide construction materials and contracting services to build safe roads, bridges and airport runways, and other critical infrastructure needs that connect people with where they want to go and with the supplies they need. We also champion a positive workplace culture by focusing on safety, training, compensation and work-life balance.
We are one of the leading providers of crushed stone and sand and gravel in the United States and, as of December 31, 2024, operated through six operating segments across 14 states: Pacific, Northwest, Mountain, North Central, South and Energy Services. These operating segments are used to determine our reportable segments and are based on our method of internal reporting and management of our business, as discussed in Item 8 - Note 15. Our reportable segments are: Pacific, Northwest, Mountain, Central and Energy Services. The geographic segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete construction, site development and grading. The Energy Services segment produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction.
As an aggregates-led construction materials and contracting services provider in the United States, our 1.2 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy, with

Index
approximately 37 percent of our aggregates in 2024 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, laydown, asphalt paving, concrete construction, site development and grading services, bridges, and in some segments the manufacturing of prestressed concrete products). Our aggregate sites and associated asphalt and ready-mix plants are primarily in strategic locations near mid-sized, high-growth markets, providing us with a transportation advantage for our materials that supports competitive pricing and increased margins. We provide our products and services to both public and private markets, with public markets tending to be more stable across economic cycles, which helps offset the cyclical nature of the private markets.
We provide various products and services and operate a variety of facility types, including aggregate quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities in the following states:
•Pacific: Alaska, California and Hawaii
•Northwest: Oregon and Washington
•Mountain: Idaho, Montana and Wyoming
•Central: Iowa, Minnesota, North Dakota, South Dakota and Texas
•Energy Services: California, Iowa, Nebraska, Oregon, South Dakota, Texas, Washington and Wyoming
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
Basis of Presentation
On May 31, 2023, we became a stand-alone publicly traded company. Prior to the Separation, we operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. The accompanying audited consolidated financial statements and footnotes for the periods prior to the Separation were prepared on a “carve-out” basis using a legal entity approach in conformity with GAAP and were derived from the audited consolidated financial statements of MDU Resources as if we operated on a stand-alone basis during these periods. For periods subsequent to the Separation, the financial statements are presented on a consolidated basis in conformity with GAAP. For additional information related to the basis of presentation, see Item 8 - Note 1.
Prior to the Separation, we participated in Centennial’s centralized cash management program, including its overall financing arrangements. We also had related party note agreements in place with Centennial for the financing of our capital needs. Interest expense in the Consolidated Statements of Operations, for the periods prior to the Separation, reflects the allocation of interest on the borrowings associated with the related-party note agreements. Upon the completion of the Separation, we implemented our own financing agreements with lenders. For additional information on our current debt financing, see Item 8 - Note 9.
All intercompany balances and transactions between the businesses comprising Knife River have been eliminated in the accompanying audited consolidated financial statements.

Index
Market Conditions and Outlook
Our markets remain resilient, and construction activity remains generally strong. Approximately 80 percent of our contracting services revenue each year comes from public-sector projects, enhancing stability through market cycles. For more information on factors that may negatively impact our business, see the section entitled "Item 1A. Risk Factors."
Backlog. Contracting services backlog was as follows as of December 31:

	2024	2023	2022
	(In millions)
Pacific	$100.9	$51.2	$72.2
Northwest	129.3	196.2	210.7
Mountain	339.9	256.7	313.5
Central	175.5	158.1	222.5
Total	$745.6	$662.2	$818.9
Backlog as of December 31, 2024, is 13 percent higher than the prior period and expected margins are comparable. Of the $745.6 million of backlog at December 31, 2024, we expect to complete an estimated $630.5 million during 2025. Approximately 86 percent of our backlog as of December 31, 2024, relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Further, there continues to be infrastructure development, which is expected to provide bidding opportunities in our markets throughout 2025.
Period-over-period increases or decreases in backlog may not be indicative of future revenues, margins, net income or EBITDA. For a discussion of EBITDA and EBITDA margin, see “Non-GAAP Financial Measures” later in this section. While we believe the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials, among other things, could result in customers seeking to delay or terminate existing or pending agreements and could reduce expected margins. See the section entitled “Item 1A. Risk Factors” for a list of factors that can cause revenues or margins to be realized in periods and at levels that are different from originally projected.
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. States have moved forward with allocating funds from federal programs, such as the IIJA, which is authorized to provide $1.2 trillion in funding from 2022 through 2026. As of November 2024, approximately 43 percent of IIJA formula funding has yet to be obligated to projects in our market areas. Also in 2024, six of the 14 states where we operate have passed ballot measures to increase their transportation investment. Additionally, DOT budgets in the states where we operate remain strong, which favorably affects our bidding season in early 2025. We continue to monitor the implementation and impact of these legislative items and the state DOT budgets.
Profitability. Our management team continually monitors our margins and has been proactive in applying strategies to increase margins to support our long-term profitability goals and to create shareholder value. In 2023, we began implementing EDGE initiatives and established teams to deliver training, assist with targeting higher-margin bidding opportunities across the regions and pursue growth opportunities, as well as identifying ways to increase efficiencies and reduce costs. In 2023, its first year of operation, the Materials Process Improvement Team (Materials PIT Crew) traveled to 10 locations throughout our operational footprint, visiting 67 individual aggregate, asphalt and ready-mix concrete plants. In 2024, the team traveled to eight additional locations and 58 individual plants, in addition to follow-up trips to sites visited in the prior year. The Materials PIT Crew also hosted a Plant Equipment Best Practices training seminar at our training center in Oregon in December of 2024. This training was attended by approximately 150 front line plant operators and maintenance personnel and was supported by our internal subject matter experts and a number of plant equipment manufacturers. Also in 2024, a broader process improvement framework was established with teams focused on standardization, commercial excellence and operational excellence, due in part to the success of the Materials PIT Crew.

Index
Acquisitions. Our management team has also continued to evaluate growth opportunities, both through organic growth and acquisitions they believe will generate shareholder value. In 2024, we invested $131.0 million of capital to close on six acquisitions. The acquisitions include aggregate-specific purchases in key markets and expanding our ready-mix and liquid asphalt operations. In November 2024, we purchased the business of Albina Asphalt, which has operations in Washington, Oregon and California and expanded the footprint of our high-margin liquid asphalt materials product line. In December 2024, we also entered into a definitive agreement to acquire Strata Corporation, a leading construction materials and contracting services provider in North Dakota and northwestern Minnesota. The acquisition of Strata is expected to close in the first half of 2025, subject to customary closing conditions. In addition to cash on hand, we intend to use a portion of the proceeds from the issuance of a new $500 million Term Loan B facility to fund the purchase of Strata.
Workforce. As a people-first company, we continually take steps to address safety, recruitment and retention of our employees. Safety is one of our core values, and as part of our safety culture, we believe that all incidents and injuries are preventable. We continue to advance our culture of safety through engagement, and empowering our team members to take action and make meaningful changes that improve the well-being of themselves and others.
Focusing on the development and retention of our employees is key to our success. We continue to deploy resources to attract, develop and retain qualified and diverse talent. As the United States faces shortages in the availability of individuals to fill careers in our industry, we have taken significant steps to showcase construction as a career of choice.
We own and operate a state-of-the-art training facility, the Knife River Training Center, which is used corporate-wide to enhance the skills of both our new and existing employees through classroom education and hands-on experience. One of the most popular courses at the Knife River Training Center is the commercial driver's license training, which is helping to address an industry-wide labor shortage. The training facility also offers a variety of courses around leadership development for all our employees.
We employ professional instructors as part of our Training and Development team, which is based out of the Knife River Training Center. This team has a long-standing tradition of offering quality training to both frontline and leadership-level employees. In 2024, the team provided training to nearly 1,100 students through 74 separate courses. Training courses include: commercial driver’s license/new truck driver, experienced truck driver, new and experienced equipment operator, sales, leadership/facilitator development and construction industry engagement.
Consolidated Overview
Revenue includes revenue from the sale of construction materials and contracting services. Revenue for construction materials is recognized at a point in time when delivery of the products has taken place. Contracting services revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project.
Cost of revenue includes all material, labor and overhead costs incurred in the production process for our products and services. Cost of revenue also includes depreciation, depletion and amortization attributable to the assets used in the production process.
Gross profit includes revenue less cost of revenue, as defined above, and is the difference between revenue and the cost of making a product or providing a service, before deducting selling, general and administrative expenses, income taxes, interest expense and other expenses.
Selling, general and administrative expenses include the costs for estimating, bidding and business development, as well as costs related to corporate and administrative functions. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. Other general and administrative expenses include outside services; information technology; depreciation and amortization; training, travel and entertainment; office supplies; healthcare; allowance for expected credit losses; gains or losses on the sale of assets; expenses for the transition services agreement with MDU Resources; and other miscellaneous expenses.

Index
Other income (expense) includes net periodic benefit costs for our benefit plan expenses, other than service costs; interest income; realized and unrealized gains and losses on our nonqualified benefit plan investments; earnings or losses on joint venture arrangements; and other miscellaneous income or expenses, including income related to the transition services agreement with MDU Resources.
Income tax expense consists of corporate income taxes related to our net income. Income taxes are presented at the corporate services level and not at the individual segments. The effective tax rate can be affected by many factors, including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations and changes to our overall levels of income before income tax.
The discussion that follows focuses on the key financial measures we use to evaluate the performance of our business at the consolidated level, which include revenue, EBITDA and EBITDA margin. EBITDA and EBITDA margin are non-GAAP financial measures as these are measures of profitability used by management and our chief operating decision maker to assess operating results. For more information and reconciliations to the nearest GAAP measures, see the section entitled "Non-GAAP Financial Measures."
Comparison for the Years Ended December 31, 2024, 2023 and 2022.

Years ended December 31,	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change
	(In millions)
Revenue	$2,899.0	$2,830.3	$2,534.7	2%	12%
Cost of revenue	2,329.2	2,291.4	2,173.8	2%	5%
Gross profit	569.8	538.9	360.9	6%	49%
Selling, general and administrative expenses	253.6	242.5	166.6	5%	46%
Operating income	316.2	296.4	194.3	7%	53%
Interest expense	55.2	58.1	30.1	(5)%	93%
Other (expense) income	10.0	7.0	(5.4)	(43)%	230%
Income before income taxes	271.0	245.3	158.8	10%	54%
Income taxes	69.3	62.4	42.6	11%	46%
Net income	$201.7	$182.9	$116.2	10%	57%
EBITDA*	$454.3	$422.0	$306.7	8%	38%
Adjusted EBITDA*	$463.0	$432.4	$313.4	7%	38%
__________________
*EBITDA and Adjusted EBITDA are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled “Non-GAAP Financial Measures.”

Index
The following tables summarize our operating results for the years ended December 31, 2024, 2023 and 2022.

	Revenues			EBITDA[1]			EBITDA margin[1]
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(In millions)
Pacific	$493.1	$462.2	$418.1	$59.9	$56.2	$44.0	12.1%	12.2%	10.5%
Northwest	692.4	666.1	600.2	149.8	121.1	103.9	21.6%	18.2%	17.3%
Mountain	663.1	634.0	542.0	113.5	103.2	72.6	17.1%	16.3%	13.4%
Central	818.1	825.0	779.8	131.6	116.6	86.6	16.1%	14.1%	11.1%
Energy Services	275.7	292.3	238.4	60.2	78.1	28.3	21.8%	26.7%	11.9%
Segment totals	2,942.4	2,879.6	2,578.5	515.0	475.2	335.4	17.5%	16.5%	13.0%
Corporate Services and Eliminations	(43.4)	(49.3)	(43.8)	(60.7)	(53.2)	(28.7)	N.M.	N.M.	N.M.
Total	$2,899.0	$2,830.3	$2,534.7	$454.3	$422.0	$306.7	15.7%	14.9%	12.1%
__________________
1EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled “Non-GAAP Financial Measures.”
2N.M: not meaningful

	Revenues			Gross profit			Gross margin
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(In millions)
Aggregates	$556.1	$547.9	$496.6	$114.3	$109.7	$69.5	20.6%	20.0%	14.0%
Ready-mix concrete	655.5	653.9	609.5	106.0	101.2	85.9	16.2%	15.5%	14.1%
Asphalt	441.5	452.4	427.5	68.2	61.5	41.7	15.4%	13.6%	9.8%
Liquid asphalt	238.9	253.2	207.5	51.5	69.7	25.4	21.6%	27.5%	12.2%
Other*	265.8	249.0	199.8	53.3	47.9	38.3	20.1%	19.2%	19.2%
Contracting services	1,358.2	1,307.3	1,187.7	176.5	148.9	100.1	13.0%	11.4%	8.4%
Internal sales	(617.0)	(633.4)	(593.9)	—	—	—	—%	—%	—%
Total	$2,899.0	$2,830.3	$2,534.7	$569.8	$538.9	$360.9	19.7%	19.0%	14.2%
__________________
*Other includes cement, merchandise, fabric, spreading and other products and services that individually are not considered to be a major line of business.

	2024	2023	2022
Sales (thousands):
Aggregates (tons)	31,832	33,637	33,994
Ready-mix concrete (cubic yards)	3,484	3,837	4,015
Asphalt (tons)	6,454	6,760	7,254
Average selling price:
Aggregates (per ton)*	$17.47	$16.29	$14.61
Ready-mix concrete (per cubic yard)	$188.11	$170.42	$151.80
Asphalt (per ton)	$68.40	$66.92	$58.93
__________________
*The average selling price includes freight and delivery and other revenues.

Index
2024 Compared to 2023
Revenue
Revenue increased $68.7 million as increased pricing added $122.9 million during the year as a result of our pricing initiatives across all product lines, except liquid asphalt. In 2024, we saw price increases of low-double-digits for ready-mix concrete, high-single-digits for aggregates and low-single digits for asphalt. Our contracting services revenue also increased in most regions, particularly in the Mountain, Northwest and Pacific regions, as we benefited from additional public-agency work and timing of projects. Partially offsetting these increases were decreased ready-mix, aggregate and asphalt sales volumes of $120.5 million, primarily due to EDGE-related initiatives of quality over quantity of work, timing of projects and lower demand for private projects. Liquid asphalt revenue decreased due to lower pricing as a result of reduced supply input costs across our market areas.
Gross Profit and Gross Margin
Gross profit improved $30.9 million while gross margin improved 70 basis points. Contracting services margins increased 160 basis points as we saw an increase in revenues along with improved bid margins and favorable project execution during the year. Also contributing to the improvement was higher margins on asphalt, aggregates and ready-mix concrete as higher sales prices outpaced costs while volumes declined as we continue to choose quality of work over quantity of work. Liquid asphalt continued to see a reduction in gross profit, as a result of lower revenues due to the pricing decrease.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11.1 million. Our reportable segments had higher costs of $4.1 million, which was primarily related to higher payroll-related costs, largely due to additional staffing, competitive wage increases, and higher professional services. These increases were offset in part by higher asset sale gains of $3.4 million and the absence of non-cash asset impairments of $5.8 million on aggregate sites discussed in Item 8 - Note 2.
Corporate Services had increased costs of $7.0 million. The increase in costs for non-Separation related expenses totaled $7.4 million, which was primarily higher due diligence and integration costs related to corporate development and completed acquisitions of $7.5 million and higher information technology costs of $3.4 million. These costs were partially offset by lower payroll-related costs of $2.4 million, largely due to lower bonus accruals, and a reduction in insurance loss reserves at our captive insurer of $2.6 million. As a result of the Separation, we experienced higher recurring costs as a publicly traded company of $6.3 million, including payroll-related costs of $9.5 million, largely due to additional staff and stock-based compensation expenses for the management team and board of directors; information technology costs of $2.8 million; professional services of $1.8 million; and fees of $750,000 primarily related to fees on new debt issued in conjunction with the Separation, partially offset by a reduction in general corporate expenses from MDU Resources of $8.9 million. We also incurred less one-time costs of $6.5 million primarily consisting of insurance costs related to the Separation and the transition services agreement with MDU Resources.
Interest Expense
Interest expense decreased $2.9 million due primarily to lower average debt balances, offset by higher average interest rates.
Other Income (Expense)
Other income (expense) increased $3.0 million, primarily due to increased interest income on higher cash balances.
Income Tax Expense
Income tax expense increased $6.9 million corresponding with higher income before income taxes.

Index
2023 Compared to 2022
Revenue
Revenue improved $295.6 million as increased pricing added $217.3 million across all regions and product lines, supported by demand, increased market pricing and EDGE-related pricing initiatives. We also saw increased contracting services revenue in most regions, especially in the Mountain and Northwest regions that benefited from strong demand and more available work. Higher liquid asphalt sales volumes also contributed to the increased revenue. Partially offsetting these increases were decreased asphalt, ready-mix concrete and aggregate sales volumes of $69.2 million, primarily attributable to the absence in 2023 of certain impact projects, lower internal sales volumes resulting from the strategy to target improved bid margins, project timing and the sale of non-strategic assets in southeast Texas in December 2022.
Gross Profit and Gross Margin
Gross profit improved by $178.0 million while gross margin improved 480 basis points. Higher sales prices outpacing costs across our materials product lines contributed $126.0 million in gross profit, which was largely the result of increased market pricing and EDGE-related initiatives, including operating efficiencies and pricing optimization. Higher contracting services margins contributed $48.9 million to gross profit, primarily related to improved bid margins, certain impact projects and job productivity gains. Additionally, liquid asphalt margins benefited from cost improvements and higher sales volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $75.9 million. As a result of the Separation, we experienced increased recurring costs, including payroll-related costs of $12.3 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; insurance costs of $2.8 million; and professional services of $2.6 million, which were offset in part by a reduction in general corporate expenses from MDU Resources of $7.6 million, as discussed in Item 8 - Note 1. Also, as part of the Separation, we incurred one-time costs of $10.0 million primarily related to professional services, insurance costs and the transition services agreement with MDU Resources. Further contributing to the higher selling, general and administrative costs were increased payroll-related costs of $27.7 million, due in part to higher incentive accruals across the segments based on our performance; non-cash asset impairments of $5.8 million on aggregate sites discussed in Item 8 - Note 2; absence of a gain of $6.7 million recognized in 2022 on the sale of non-strategic assets in southeast Texas; higher office expenses of $2.6 million; increased expected credit losses of $1.5 million directly associated with an increase in receivable balances over 90 days and the absence of bad debt recoveries in 2022; and higher information technology and other costs.
Interest Expense
Interest expense increased $28.0 million due primarily to higher average interest rates. Interest rates were higher as a result of settling related-party notes payable as part of the Separation and entering into new debt agreements with higher interest rates, which resulted in additional interest expense in the period of $29.5 million. Partially offsetting the increase was lower average debt balances. For additional information, see Item 8 - Notes 9 and 19.
Other Income (Expense)
Other income (expense) increased $12.4 million, due in part to improved returns on our nonqualified benefit plan investments of $5.5 million; increased interest income of $5.2 million on higher cash balances and on the cash held in escrow for the $425.0 million of senior notes issued prior to the completion of the Separation; and income resulting from the transition services agreement with MDU Resources, as discussed in Item 8 - Note 19.
Income Tax Expense
Income tax expense increased $19.8 million corresponding with higher income before income taxes.

Index
Business Segment Financial and Operating Data
A discussion of key financial data from our business segments follows. We provide segment level information by revenue, EBITDA and EBITDA margin as these are measures of profitability used by management and our chief operating decision maker to assess operating results.
On January 1, 2025, we completed a reorganization of our operating segments, including the management of the segments, to align with our business strategy. In the first quarter of 2025, we will begin reporting our financial information under four operating segments: West, Mountain, Central and Energy Services. Under the new operating structure, the previous Pacific and Northwest operating segments will become the West operating segment and the North Central and South operating segments will become the Central operating segment.

Results of Operations – Pacific
Years ended December 31,	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change
	(In millions)
Revenue	$493.1	$462.2	$418.1	7%	11%
EBITDA	$59.9	$56.2	$44.0	7%	28%
EBITDA margin	12.1%	12.2%	10.5%

	2024	2023	2022
	(In millions)
Revenues:
Aggregates	$112.3	$104.8	$92.3
Ready-mix concrete	145.8	142.3	127.5
Asphalt	30.7	32.2	35.7
Other*	149.3	142.7	114.2
Contracting services	141.9	126.3	129.5
Internal sales	(86.9)	(86.1)	(81.1)
	$493.1	$462.2	$418.1
__________________
*Other includes cement, precast/prestressed concrete, merchandise, and other products that individually are not considered to be a major line of business for the segment.
2024 Compared to 2023
Our revenue increased $30.9 million in 2024. Price increases across all product lines as a result of EDGE-related initiatives and aggregate product mix contributed $36.9 million of additional revenue in 2024. We also had a $15.5 million increase in contracting services, primarily driven by large public agency-related construction projects in northern California. Partially offsetting the increased revenue was reduced volumes of $27.6 million across the remaining product lines, partly due to increased competition in the California market as well as reduced demand in marine construction.
We saw an increase in EBITDA of $3.7 million, while EBITDA margin decreased 10 basis points. The increase in EBITDA was due in part to additional gross profit in northern California’s contracting services, primarily related to increased public agency-related construction projects and operational efficiencies recognized during the year. Also contributing to the increase was lower selling, general and administrative expenses of $2.3 million due to a gain of $2.2 million on equipment sales in California and the absence of a non-cash impairment in 2023 of $2.2 million on a leased aggregate site, as discussed in Item 8 - Note 2, offset in part by higher professional services. Gross profit on our construction materials decreased $4.6 million in 2024 as a result of lower volumes and higher production costs.

Index
2023 Compared to 2022
Our revenue increased $44.1 million in 2023. This increase was across most product lines and was the result of increased prices to cover rising costs and the early stages of EDGE-related pricing implementation, as well as increased sales of higher priced products, adding $32.0 million. We saw strong cement product sales volumes to third-party customers in Alaska and strong aggregate sales volumes of $6.0 million, primarily from increased demand in Hawaii as the local economy continues to regain momentum for public and private work. Ready-mix concrete sales volumes increased in northern California as a result of an acquisition in December 2022, which were offset in part by lower sales volumes in Alaska due to fewer projects over the prior year. Partially offsetting the increased revenues was the absence in 2023 of an impact project in California of $11.2 million, which affected both contracting services workloads and asphalt volumes. Northern California experienced mild weather in the fourth quarter which also contributed to a strong finish to the year.
We saw an increase in EBITDA of $12.2 million and EBITDA margin of 170 basis points in 2023. These improvements are the direct result of increased pricing outpacing costs and strong demand, as previously discussed. We also experienced lower fuel and asphalt oil costs. Partially offsetting the increase was higher selling, general and administrative expenses of $11.6 million and lower contracting services gross profit of $1.9 million as a result of cost overruns on a project in California. The increased selling, general and administrative expenses includes higher payroll-related costs of $5.9 million, due in part to higher incentive accruals based on the our performance; a non-cash asset impairment of $2.2 million on a leased aggregate site, as discussed in Item 8 - Note 2; higher rent expense of $700,000; increased building repairs of $500,000; and other miscellaneous expenses.

Results of Operations – Northwest
Years ended December 31,	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change
	(In millions)
Revenue	$692.4	$666.1	$600.2	4%	11%
EBITDA	$149.8	$121.1	$103.9	24%	17%
EBITDA margin	21.6%	18.2%	17.3%

	2024	2023	2022
		(In millions)
Revenues:
Aggregates	$184.8	$189.9	$171.6
Ready-mix concrete	167.8	163.4	158.0
Asphalt	104.6	103.3	97.3
Other*	18.1	15.8	14.8
Contracting services	324.8	300.4	262.7
Internal sales	(107.7)	(106.7)	(104.2)
	$692.4	$666.1	$600.2
__________________
*Other includes merchandise, transportation services and other products that individually are not considered to be a major line of business for the segment.
2024 Compared to 2023
Our revenue increased $26.3 million in 2024, most of which was due to large public agency-related construction projects driving an increase in contracting services and asphalt sales volumes. In addition, improved pricing on ready-mix concrete and aggregates provided $38.1 million more in revenue. Offsetting the increases were a decrease

Index
in ready-mix and aggregates sales volumes due to EDGE-related pricing initiatives and lower demand in the residential and commercial markets.
We saw an increase in both EBITDA of $28.7 million and EBITDA margin of 340 basis points. These improvements resulted from higher construction gross profit of $15.5 million due to favorable job execution, efficiencies gained at our Spokane prestress facility and more available public agency work. We also benefited from improved ready-mix concrete margins as a result of increased pricing and favorable project execution in southern Oregon and increased asphalt margins due to lower asphalt oil and variable production costs. In addition, our selling, general and administrative expenses decreased $3.0 million due to the absence of a non-cash asset impairment in 2023 of $3.6 million on an aggregate site, as discussed in Item 8 - Note 2; higher gains on the sale of equipment; lower bad debt expense of $500,000; and lower professional services, offset in part by higher payroll-related costs of $3.6 million due to additional staffing.
2023 Compared to 2022
Our revenue increased $65.9 million in 2023, largely the result of EDGE-related pricing initiatives on all product lines, which together contributed $52.0 million. In addition, higher demand for contracting services work related to public agencies and railroad projects, as well as prestress data center and other projects, accounted for an increase in revenues of $37.7 million. Partially offsetting the increases were lower sales volumes across all product lines of $22.2 million, due in large part to the timing of impact projects in 2023 and decreased demand for asphalt paving and residential work.
We saw an increase in EBITDA of $17.2 million and EBITDA margin of 90 basis points in 2023. These improvements are the result of higher sales prices outpacing costs across all product lines by $26.1 million, largely resulting from EDGE-related pricing initiatives and product mix, and lower fuel, asphalt oil and equipment costs, which were offset in part by lower volumes across all product lines. Contracting services improved $8.0 million, largely due to the strong backlog of work established and the reduction of job losses as compared to the prior year, which were offset in part by startup costs related to the new prestress facility. We also had higher selling, general and administrative expenses which includes $3.9 million of higher payroll-related costs largely related to higher wages and performance-based incentives; a non-cash asset impairment of $3.6 million on an aggregate site, as discussed in Item 8 - Note 2; and $3.0 million lower asset sale gains.

Results of Operations – Mountain
Years ended December 31,	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change
	(In millions)
Revenue	$663.1	$634.0	$542.0	5%	17%
EBITDA	$113.5	$103.2	$72.6	10%	42%
EBITDA margin	17.1%	16.3%	13.4%

Index

	2024	2023	2022
		(In millions)
Revenues:
Aggregates	$101.8	$100.5	$83.3
Ready-mix concrete	117.1	120.5	106.7
Asphalt	120.9	112.9	93.3
Contracting services	459.0	433.0	368.7
Internal sales	(135.7)	(132.9)	(110.0)
	$663.1	$634.0	$542.0
2024 Compared to 2023
Our revenue increased $29.1 million in 2024, primarily from an increase in Idaho public agency construction work and airport work, which drove increases in both contracting services revenue and asphalt volumes. We also benefited from the continued implementation of our EDGE-related pricing initiative throughout all product lines, which contributed $24.6 million in additional revenue. Offsetting these increases were lower ready-mix concrete volumes of $14.4 million due to a decrease in demand for residential and commercial work, as well as lower aggregates sales volumes of $11.0 million, largely due to the timing of wind energy projects and lower internal sales from the lack of large aggregate projects in 2024.
We saw an increase in EBITDA of $10.3 million and EBITDA margin of 80 basis points in 2024. These increases are the result of higher pricing across all product lines from our EDGE-related pricing initiatives outpacing cost increases. Gross profit on contracting services and asphalt also benefited from the increase in public agency construction work and airport work, as previously mentioned. Partially offsetting the increase were lower aggregates and ready-mix concrete volumes of $4.9 million, as previously discussed. In addition, selling, general and administrative expenses increased $3.2 million, largely due the absence of asset sale gains in 2023 and higher payroll-related costs.
2023 Compared to 2022
Our revenue improved $92.0 million in 2023, 70 percent of which was derived from contracting services from strong demand for public agency, airport and commercial work throughout the region. Pricing momentum across all product lines and throughout the region contributed $40.3 million. The increased pricing was in response to rising costs, demand and growing markets, as well as the early stages of EDGE-related pricing implementation. Aggregate volumes increased in the majority of locations with Wyoming recognizing an increase due to a number of wind energy projects throughout the state and certain areas of Montana saw higher volumes due to four airport projects. Wyoming also experienced wetter weather conditions in 2023 which negatively impacted both ready-mix concrete and asphalt sales volumes, partially contributing to a $7.3 million decrease to revenue.
We saw an increase in EBITDA of $30.6 million and EBITDA margin of 290 basis points in 2023. The improvement was the result of higher contracting services revenues and margins contributing profit of $19.7 million due to strong markets for public agency, airport and commercial work, as well as cost savings and job efficiencies. Higher sales prices outpaced costs across all product lines by $11.9 million. In addition, we also experienced lower fuel and equipment costs and had higher gains on asset sales. Partially offsetting the increase was higher selling, general and administrative expenses, as a result of higher payroll-related costs of $2.4 million, including increased incentive accruals based on our performance.

Index

Results of Operations – Central
Years ended December 31,	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change
	(In millions)
Revenue	$818.1	$825.0	$779.8	(1)%	6%
EBITDA	$131.6	$116.6	$86.6	13%	35%
EBITDA margin	16.1%	14.1%	11.1%

	2024	2023	2022
		(In millions)
Revenues:
Aggregates	$157.2	$152.7	$149.4
Ready-mix concrete	224.8	227.7	217.3
Asphalt	185.3	204.0	201.2
Other*	31.7	28.8	25.0
Contracting services	432.5	447.6	426.8
Internal sales	(213.4)	(235.8)	(239.9)
	$818.1	$825.0	$779.8
__________________
*Other includes merchandise and other products that individually are not considered to be a major line of business for the segment.
2024 Compared to 2023
Our revenue decreased $6.9 million in 2024 as a result of lower asphalt and ready-mix concrete volumes and $15.1 million less contracting services revenues, largely due to our EDGE-related initiative of quality of work over quantity of work. The north central region also saw less contracting services work and asphalt sales volumes in 2024 related to the timing of projects with more work completed in late 2023 due to favorable weather later in the construction season. Partially offsetting the decrease in volumes was the benefit of higher prices on ready-mix concrete and asphalt of $24.4 million with the continued implementation of EDGE-related pricing initiatives. Overall, our aggregate sales volumes across the segment increased $4.7 million.
We saw an increase in EBITDA of $15.0 million and EBITDA margin of 200 basis points in 2024. These improvements are the result of increased margins across all product lines, largely due to continued EDGE-related pricing initiatives. Our contracting services work contributed an additional $4.9 million of gross profit, largely due to higher margin work, disciplined project bidding and favorable project execution. Offsetting these increases were higher selling, general and administrative expenses of $5.4 million, largely due to additional payroll-related costs of $5.7 million, due in part to additional staffing, and increased professional services fees, offset by higher gains on the sale of non-strategic assets in Texas of $2.3 million.
2023 Compared to 2022
Our revenue increased $45.2 million in 2023, as a result of higher selling prices across all product lines providing $76.1 million of additional revenue, largely due to EDGE-related pricing initiatives. Contracting services saw a benefit of $20.8 million from improved bid margins and favorable weather across the regions, a large concrete and asphalt paving job in the north central region and increased paving work in Texas. Partially offsetting these increases were lower sales volumes of $33.0 million across most product lines largely as the regions continue to target improved bid margins on projects which also impacts internal sales volumes and the absence of an impact project in South Dakota. Also, decreased ready-mix concrete and aggregates sales due to a sale of non-strategic assets in southeast Texas in December 2022 impacted revenue.

Index
We saw an increase in EBITDA of $30.0 million and EBITDA margin of 300 basis points in 2023. The increase in EBITDA was largely due to higher sales prices across all product lines which contributed $30.0 million and higher contracting services margins of $22.5 million related to improved bid margins, impact projects and job productivity gains. The increase was offset in part by higher selling, general and administrative expenses and decreased sales volumes. Selling, general and administrative expenses increased $14.6 million, largely the absence of a gain of $6.7 million recognized in 2022 on the sale of non-strategic assets in southeast Texas; additional payroll-related costs of $6.0 million, due in part to higher incentive accruals based on our performance; and increased insurance costs of $1.4 million.

Results of Operations – Energy Services
Years ended December 31,	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change
	(In millions)
Revenue	$275.7	$292.3	$238.4	(6)%	23%
EBITDA	$60.2	$78.1	$28.3	(23)%	176%
EBITDA margin	21.8%	26.7%	11.9%

	2024	2023	2022
		(In millions)
Revenues:
Liquid asphalt	$238.9	$253.2	$207.5
Other*	50.6	49.3	45.2
Internal sales	(13.8)	(10.2)	(14.3)
	$275.7	$292.3	$238.4
__________________
*Other includes transportation services, fabric, spreading and other products that individually are not considered to be a major line of business for the segment.
2024 Compared to 2023
Our revenue decreased $16.6 million in 2024, largely due to lower pricing as a result of reduced supply input costs across our market areas. Liquid asphalt sales volumes were up 4 percent, primarily from strong demand in California and Texas, which were partially offset by decreased volumes in the Midwest due to less carryover jobs year-over-year. The acquisition of Albina during the fourth quarter of 2024 also contributed additional liquid asphalt sales volumes.
Our EBITDA decreased $17.9 million and EBITDA margin decreased 490 basis points in 2024. The decrease in EBITDA was driven by reduced market pricing bringing our margins back within a normal range and an increase in operating costs, primarily $1.5 million in plant repairs at our California terminal. Higher selling, general and administrative expenses of $735,000, largely due to higher payroll-related costs with the addition of Albina employees in the fourth quarter of 2024, also reduced EBITDA.
2023 Compared to 2022
Our revenue improved $53.9 million in 2023, largely driven by higher liquid asphalt sales volumes from additional sales opportunities across most of our primary markets, higher sales to other reportable segments and sales late in the year due to favorable weather conditions. Higher liquid asphalt sales prices also positively impacted revenue.
We saw an increase in EBITDA of $49.8 million and EBITDA margin of 1,480 basis points in 2023. This increase was primarily related to increased market pricing and higher sales volumes. Partially offsetting these increases were higher operating costs for scheduled tank repair and maintenance costs and higher selling, general and administrative expenses, primarily $1.4 million of payroll-related costs.

Index
Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of our company, as well as insurance activity of our captive insurer; interest expense on a majority of our long-term debt; interest income; and unrealized gains and losses on investments for our nonqualified benefit plans.
2024 Compared to 2023
Corporate Services had negative EBITDA of $60.7 million, or $7.5 million less EBITDA in 2024, compared to the prior year. Corporate Services had increased selling, general and administrative expenses of $7.0 million. The increase in costs for non-Separation related expenses totaled $7.4 million, which was primarily due to higher due diligence and integration costs related to corporate development and completed acquisitions of $7.5 million and higher information technology costs of $3.4 million. These costs were partially offset by lower payroll-related costs of $2.4 million, largely due to lower bonus accruals, and a reduction in insurance loss reserves at our captive insurer of $2.6 million. As a result of the Separation, we experienced higher recurring costs as a publicly traded company of $6.3 million, including payroll-related costs of $9.5 million, largely due to additional staff and stock-based compensation expenses for the management team and board of directors; information technology costs of $2.8 million; professional services of $1.8 million; and fees of $750,000 primarily related to fees on new debt issued in conjunction with the Separation, partially offset by a reduction in general corporate expenses from MDU Resources of $8.9 million. We also incurred less one-time costs of $6.5 million primarily consisting of insurance costs related to the Separation and the transition services agreement with MDU Resources.
2023 Compared to 2022
Corporate Services contributed negative EBITDA of $53.2 million, or $24.5 million less EBITDA in 2023 than the prior year. The decrease was due primarily to higher selling, general and administrative expenses of $31.8 million directly related to the Separation from MDU Resources. In 2023, we experienced increased recurring costs, including payroll-related costs of $12.3 million, largely due to additional staff and stock-based compensation expense for the management team and board of directors; professional services of $2.6 million; fees of $1.2 million, primarily related to fees on the new debt issued in conjunction with the Separation; and insurance costs of $400,000. These recurring costs were offset in part by a reduction in general corporate expenses from MDU Resources of $7.6 million, as discussed in Item 8 - Note 1. Also, as part of the Separation, we incurred one-time costs of $10.0 million primarily related to professional services, insurance costs and the transition services agreement with MDU Resources. Further contributing to higher selling, general and administrative costs were increased payroll-related costs due to higher incentive accruals based on our performance. Partially offsetting these increased costs were improved returns on our nonqualified benefit plan investments of $5.5 million.
Liquidity and Capital Resources
At December 31, 2024, we had unrestricted cash and cash equivalents of $236.8 million and working capital of $617.6 million. Working capital is calculated as current assets less current liabilities. We have a centralized cash management model and intend to use cash on hand and third-party credit facilities to fund day-to-day operations. We believe we have sufficient liquid assets, cash flows from operations and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Working capital requirements generally increase in the first half of the year as we build up inventory and focus on preparing equipment and facilities and other start-up costs for our construction season. Working capital levels then typically decrease as the construction season winds down and we collect on receivables.
Our ability to fund our cash needs will depend on the ongoing ability to generate cash from operations and obtain debt financing with competitive rates. We rely on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations, particularly in the first half of the year due to the seasonal nature of the industry. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of debt and strategic business development transactions.

Index
Debt Financing Activities

Facility	Facility Limit	Amount Outstanding	Letters of Credit	Expiration Date
	(In millions)
Revolving credit agreement	$350.0	$—	$20.6	5/31/2028
Term loan A	275.0	264.7	—	5/31/2028
Senior notes	425.0	425.0	—	4/30/2031
On April 25, 2023, we issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture. On May 31, 2023, we entered into a senior secured credit agreement consisting of a $275.0 million term loan and a $350.0 million revolving credit facility, each with a SOFR-based interest rate and a maturity date of May 31, 2028. Outstanding letters of credit reduce the amount available under the revolving credit agreement. In addition, in the first half of 2025 we expect to enter into a new senior secured Term Loan B facility of $500 million, increase the total commitments under our existing revolving credit facility from $350 million to $500 million and extend the maturity date of our existing senior secured credit facilities from 2028 to 2030.
In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we are in compliance at December 31, 2024. In the event that we do not comply with the applicable covenants and other conditions, we would be in default on our agreements and alternative sources of funding may need to be pursued and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. For additional information on our debt, see Item 8 - Note 9.
Off-Balance Sheet Arrangements
As of December 31, 2024, we had aggregate outstanding letters of credit issued under our revolving credit facility in the amount of $20.6 million. Other than these letters of credit further discussed in Item 8 - Note 18, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material impact on current or future financial conditions, results of operations or cash flows.
Capital Expenditures
We are committed to disciplined capital allocation, including reinvesting in our company to maintain fixed assets, improve operations and grow our business.
In 2024, we spent $170.5 million, compared to $124.3 million in 2023, on the replacement of depleting aggregate reserves, construction equipment, plant improvements and buildings. In 2024, we spent $132.9 million on six acquisitions, which include aggregate, ready-mix and liquid asphalt operations, and initial greenfield projects. Capital expenditures for 2024 and 2023 were funded by internally generated funds and borrowings under credit facilities.
For 2025, we have estimated capital expenditures for maintenance and improvement to be between $155 million and $215 million and approximately $522 million for the pending acquisition of Strata and organic growth projects. Capital expenditures for future acquisitions and future organic growth opportunities would be incremental to our outlined capital program; these opportunities are dependent upon economic and other competitive conditions. It is anticipated that capital expenditures for 2025 will be funded by various sources, including internally generated cash and debt. In addition to cash on hand, we intend to use a portion of the proceeds from the issuance of a new $500 million Term Loan B facility to fund the purchase of Strata. Separately, we also intend to increase the total commitments under our existing revolving credit facility from $350 million to $500 million and extend the maturity date of our existing senior secured credit facilities from 2028 to 2030.

Index
Cash Flows

Years ended December 31,	2024	2023	2022
	(In millions)
Net cash provided by (used in)
Operating activities	$322.3	$335.7	$207.5
Investing activities	(294.8)	(117.9)	(155.9)
Financing activities	(8.7)	34.4	(55.3)
Increase (decrease) in cash, cash equivalents and restricted cash	18.8	252.2	(3.7)
Cash, cash equivalents and restricted cash – beginning of year	262.3	10.1	13.8
Cash, cash equivalents and restricted cash – end of year	$281.1	$262.3	$10.1
Operating activities

Years ended December 31,	2024	2023	2022
	(In millions)
Net income	$201.7	$182.9	$116.2
Adjustments to reconcile net income to net cash provided by operating activities	137.4	128.8	112.4
Changes in current assets and current liabilities, net of acquisitions:
Receivables	14.1	(54.8)	(32.5)
Due from related-party	—	16.1	(8.0)
Inventories	(44.3)	3.7	(31.0)
Other current assets	10.9	(19.6)	—
Accounts payable	7.3	33.1	17.5
Due to related-party	—	(7.3)	3.6
Other current liabilities	(4.0)	49.0	21.4
Pension and postretirement benefit plan contributions	(2.7)	(1.8)	(.4)
Other noncurrent changes	1.9	5.6	8.3
Net cash provided by operating activities	$322.3	$335.7	$207.5
Cash provided by operating activities for the year ended December 31, 2024, decreased $13.4 million, largely related to higher working capital needs. Cash used by working capital components increased $36.1 million in 2024. This increased usage of cash was driven largely by higher accrued compensation due in part to additional employees associated with the Separation; higher liquid asphalt and aggregate volumes as well as higher costs of aggregate inventory; timing of prepaid insurance due to Separation; the removal of all related-party balances due to the Separation; and fluctuations in the timing of payment on accounts payable. In addition, stronger collections on receivable balances during 2024 and higher net income partially offset the decrease in cash.
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

Index
Investing activities

Years ended December 31,	2024	2023	2022
	(In millions)
Capital expenditures	$(172.4)	$(124.3)	$(178.2)
Acquisitions, net of cash acquired	(131.0)	—	1.7
Net proceeds from sale or disposition of property and other	12.0	8.3	22.9
Investments	(3.4)	(1.9)	(2.3)
Net cash used in investing activities	$(294.8)	$(117.9)	$(155.9)
The increase in cash used in investing activities from 2024 to 2023 was primarily due to the completion of six acquisitions in 2024 and higher capital expenditures, including a liquid asphalt expansion project, aggregate reserve replacements and routine replacement of construction equipment. The increase in cash usage was offset in part by additional proceeds from asset sales, largely as a result of the sale of non-strategic assets in Texas in 2024.
The decrease in cash used in investing activities from 2023 to 2022 was primarily due to a reduction in capital expenditures for the prestress facility in Washington that was completed during the third quarter of 2023, offset in part by decreased proceeds from asset sales as a result of the sale of non-strategic assets in southeast Texas in December 2022.
Financing activities

Years ended December 31,	2024	2023	2022
	(In millions)
Issuance of current related-party notes, net	$—	$—	$208.0
Issuance (repayment) of long-term related-party notes, net	—	205.3	(207.0)
Issuance of long-term debt	—	700.0	—
Repayment of long-term debt	(7.0)	(3.6)	(.3)
Debt issuance costs	—	(16.7)	(.8)
Tax withholding on stock-based compensation	(1.7)	—	—
Net transfers to Centennial	—	(850.6)	(55.2)
Net cash provided by (used in) financing activities	$(8.7)	$34.4	$(55.3)
The increase in cash flows used in financing activities from 2024 to 2023 was largely related to changes in our debt structure in 2023 as a result of the Separation, which included the issuance of senior notes, term loans, and a revolving credit facility and a transfer of the majority of the proceeds to Centennial. For further information, see Item 8 - Note 9.
The increase in cash flows provided by financing activities from 2023 to 2022 was largely related to the changes in debt as a result of the Separation, which included the issuance of senior notes, term loans and a revolving credit facility, and a transfer of the majority of the proceeds to Centennial.

Index
Material Cash Requirements
For more information on our contractual obligations on long-term debt, operating leases and purchase commitments, see Item 8 - Notes 9, 10 and 18. At December 31, 2024, our material cash requirements under these obligations were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities[1]	$10.5	$31.1	$223.4	$425.0	$690.0
Estimated interest payments[2]	49.3	96.2	71.7	49.4	266.6
Operating leases	15.5	21.1	10.3	11.3	58.2
Purchase commitments	52.8	30.7	4.0	7.6	95.1
	$128.1	$179.1	$309.4	$493.3	$1,109.9
__________________
1Unamortized debt issuance costs are excluded from the table.
2Represents the estimated interest payments using our long-term debt outstanding at December 31, 2024, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.
Material short-term cash requirements include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2024, the current portion of asset retirement obligations was $7.1 million and was included in other accrued liabilities on the Consolidated Balance Sheets.
Our material long-term cash requirements include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2024, we had total liabilities of $59.4 million related to asset retirement obligations that are excluded from the table above. Due to the nature of these obligations, we cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 11.
Defined Benefit Pension Plans
Our company has noncontributory qualified defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed income securities. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate and expected return on plan assets. For 2024, we assumed a discount rate of 5.4 percent and long-term rate of return on our qualified defined pension plan assets of 6.0 percent. Increased discount rates for 2024 compared to 2023 resulted in actuarial gains. Differences between actuarial assumptions and actual plan results are deferred and amortized into expense when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. Therefore, this change in asset values will be reflected in future expenses of the plans beginning in 2025. The funded status of the plans did not change significantly with the gains on the assets because the liabilities decreased as well due to the increase in the discount rate.
At December 31, 2024, the pension plans’ accumulated benefit obligations exceeded the plans’ assets by approximately $345,000. Pretax pension expense (income) reflected in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, was $289,000, $343,000 and $10,000, respectively. Our pension expense is currently projected to be approximately $350,000 in 2025. We do not expect to make any pension plan contributions in 2025, as the plan is fully funded and is based on using a full yield curve. During 2024, we contributed $2.1 million to our pension plans which was driven by additional discretionary contributions to increase the funded status of the plans. There were no minimum required contributions for the years ended December 31, 2023 and 2022. For more information on our pension plans, see Item 8 - Note 17.

Index
New Accounting Standards
For information regarding new accounting standards, see Item 8 - Note 2, which is incorporated herein by reference.
Critical Accounting Estimates
We have prepared our financial statements in conformity with GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors believed to be reasonable under the circumstances.
Critical accounting estimates are defined as estimates that require management to make assumptions about matters that are uncertain at the time the estimate was made, and changes in the estimates could have a material impact on our financial position or results of operations. Our critical accounting estimates are subject to judgments and uncertainties that affect the application of the significant accounting policies discussed in Item. 8 - Note 2. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, our financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of the following critical accounting estimates.
Revenue Recognition
Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The recognition of revenue requires us to make estimates and assumptions that affect the reported amounts of revenue. The accuracy of revenues reported on the audited consolidated financial statements depends on, among other things, management’s estimates of total costs to complete projects because we use the cost-to-cost measure of progress on contracting services contracts for revenue recognition.
To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project. Hence, our contracts are generally accounted for as one performance obligation.
We recognize contracting services revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues, and contract costs. Since contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on our results of operations, financial position and cash flows. For the years ended December 31, 2024, 2023 and 2022, our total contracting services revenue was $1.4 billion, $1.3 billion and $1.2 billion, respectively.
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

Index
monitored and revised as information becomes available and actual costs and conditions surrounding the job become known. If a loss is anticipated on a contract, the loss is immediately recognized.
Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.
Our contracts for contracting services generally contain variable consideration including liquidated damages, performance bonuses or incentives, claims, unpriced change orders and penalties or index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. We estimate the amount of revenue to be recognized on variable consideration using one of the two prescribed estimation methods, the expected value method or the most likely amount method, depending on which method best predicts the most likely amount of consideration we expect to be entitled to or expect to incur. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period, using estimates of variable consideration and assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management. We only include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management’s estimates made in determining the value of variable consideration recorded. When determining if the variable consideration is constrained, we consider if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
We believe our estimates surrounding the cost-to-cost method are reasonable based on the information that is known when the estimates are made. We have contract administration, accounting and management control systems in place that allow our estimates to be updated and monitored on a regular basis. Because of the many factors that are evaluated in determining bid prices, it is inherent that our estimates have changed in the past and will continually change in the future as new information becomes available for each job.
Business Combinations
We account for acquisitions on the audited consolidated financial statements starting from the date of the acquisition, which is the date that control is obtained. The acquisition method of accounting requires acquired assets and liabilities assumed be recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The estimation of fair values of acquired assets and liabilities assumed requires significant judgment and various assumptions. Although independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, the appraised values may be based on significant estimates provided by management. The amounts and useful lives assigned to depreciable and amortizable assets compared to amounts assigned to goodwill, which is not amortized, can affect the results of operations in the period of and periods subsequent to a business combination.
In determining fair values of acquired assets and liabilities assumed, we use various observable inputs for similar assets or liabilities in active markets and various unobservable inputs, which includes the use of valuation models. Fair values are based on various factors including, but not limited to, age and condition of property, maintenance records, auction values for equipment with similar characteristics, recent sales and listings of comparable properties, data collected from drill holes and other subsurface investigations and geologic data. We primarily use the market and cost approaches in determining the fair value of land and property, plant and equipment. A combination of the market and income approaches are used for aggregate reserves and intangibles, primarily a discounted cash flow model. Although we may engage independent third-party consultants to assist with

Index
the valuation of aggregate reserves and intangibles, the valuations are based on significant estimates that are approved by management. The process is highly subjective and requires a large degree of management judgement. Assumptions used may vary for each specific business combination due to unique circumstances of each transaction. Assumptions may include discount rate, time period, terminal value and growth rate. The values generated from the discounted cash flow model are sensitive to the assumptions used. Inaccurate assumptions can lead to deviations from the values generated.
There is a measurement period after the acquisition date during which we may adjust the amounts recognized for a business combination. Any such adjustments are recorded in the period the adjustment is determined with the corresponding offset to goodwill. These adjustments are typically based on obtaining additional information that existed at the acquisition date regarding the assets acquired and the liabilities assumed. The measurement period ends once we have obtained all necessary information that existed as of the acquisition date, but does not extend beyond one year from the date of the acquisition. Once the measurement period has ended, any adjustments to assets acquired or liabilities assumed are recorded in income from continuing operations.
Goodwill
We perform our goodwill impairment testing annually in the fourth quarter. In addition, the test is performed on an interim basis whenever events or circumstances indicate that the carrying amount of goodwill may not be recoverable. Examples of such events or circumstances may include a significant adverse change in business climate, weakness in an industry in which our reporting units operate or recent significant cash or operating losses with expectations that those losses will continue.
We have determined that the reporting units for our goodwill impairment test are our operating segments as they constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, we must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2024, 2023 and 2022, there were no impairment losses recorded. At October 31, 2024, the fair value of each of our reporting units substantially exceeded the carrying value.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates, which include assumptions about our future revenue, profitability and cash flows, long-term growth rates, amount and timing of estimated capital expenditures, inflation rates, weighted average cost of capital, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. We believe the estimates and assumptions used in our impairment assessments are reasonable and based on available market information.
A discounted cash flow methodology is used for our income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate that reflects the best estimate of our weighted average cost of capital.
Under the market approach, we estimate fair value using various multiples derived from enterprise value to EBITDA for comparative peer companies as well as comparable market transaction multiples to EBITDA for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, we add a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants.
Significant judgment is used in estimating our five-year forecast. The assumptions underlying cash flow projections are in sync as applicable with our strategy and assumptions. Future projections are heavily correlated with the current year results of operations. Future results of operations may vary due to economic and financial impacts. The long-term growth rates used in the five-year forecast are developed by management based on industry

Index
data, management’s knowledge of the industry and management’s strategic plans. The long-term growth rate used was 3 percent in 2024, 2023 and 2022.
Long-Lived Assets Excluding Goodwill
Long-lived assets, which include aggregate reserves and related assets, represent 55 percent of our total assets as of December 31, 2024. We review the carrying values of our long-lived assets when events or changes in circumstances indicate that such carrying values may not be recoverable.
We test long-lived assets for impairment at a level significantly lower than that of goodwill impairment testing. Long-lived assets or groups of assets are evaluated for impairment at the lowest level of largely independent identifiable cash flows at an individual operation or group of operations collectively serving a local market.
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
No impairment losses were recorded in 2024 or 2022. During the year ended December 31, 2023, we recognized non-cash asset impairments of $5.8 million as a result of certain aggregate sites no longer being economically feasible to mine and having no remaining value. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.
Non-GAAP Financial Measures
This Annual Report includes financial information prepared in accordance with GAAP, as well as EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin, as well as total segment measures, as applicable, that are considered non-GAAP measures of financial performance. These non-GAAP financial measures are not measures of financial performance under GAAP. The items excluded from these non-GAAP financial measures are significant components in understanding and assessing financial performance. Therefore, these non-GAAP financial measures should not be considered substitutes for the applicable GAAP metric.
EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin are most directly comparable to the corresponding GAAP measures of net income and net income margin We believe these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to our peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance by excluding stock-based compensation and unrealized gains and losses on benefit plan investments as they are considered non-cash and not part of our core operations. We also exclude the one-time, non-recurring costs associated with the Separation as those are not expected to continue. We believe EBITDA and Adjusted EBITDA assist rating agencies and investors in comparing operating performance across operating periods on a consistent basis by excluding items management does not believe are indicative of our operating performance. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. We believe these non-GAAP financial measures, including total segment measures, as applicable, are useful performance measures because they provide clarity as to our operational results. Our management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating our operating results internally and calculating employee incentive compensation.

Index
EBITDA is calculated by adding back income taxes, interest expense (net of interest income) and depreciation, depletion and amortization expense to net income. EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments, stock-based compensation and one-time Separation costs to EBITDA. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenues. These non-GAAP financial measures are calculated the same for both the segment and consolidated metrics and should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income and net income margin and are intended to be helpful supplemental financial measures for investors’ understanding of our operating performance. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin measures having the same or similar names.
The following information reconciles consolidated net income to EBITDA and Adjusted EBITDA and provides the calculation of EBITDA margin and Adjusted EBITDA margin. Interest expense, net, is net of interest income that is included in other income (expense) on the Consolidated Statements of Operations.

Years ended December 31,	2024	2023	2022
	(In millions)
Net income	$201.7	$182.9	$116.2
Depreciation, depletion and amortization	136.9	123.8	117.8
Interest expense, net	46.4	52.9	30.1
Income taxes	69.3	62.4	42.6
EBITDA	$454.3	$422.0	$306.7
Unrealized (gains) losses on benefit plan investments	(2.9)	(2.7)	4.0
Stock-based compensation expense	7.8	3.1	2.7
One-time separation costs	3.8	10.0	—
Adjusted EBITDA	$463.0	$432.4	$313.4

Revenue	$2,899.0	$2,830.3	$2,534.7
Net income margin	7.0%	6.5%	4.6%
EBITDA margin	15.7%	14.9%	12.1%
Adjusted EBITDA margin	16.0%	15.3%	12.4%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. We have policies and procedures to assist in controlling these market risks and from time to time have utilized derivatives to manage a portion of our risk.
Interest rate risk
As of December 31, 2024, we had $264.7 million in term loans outstanding which bear interest at a variable rate. As of December 31, 2024, the rate in effect was 6.18 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at December 31, 2024, would have increased the all-in rate to 7.18 percent, the effect of which would increase our interest expense by $2.6 million over the next 12 months based on the balances outstanding for these borrowings as of December 31, 2024.
We use fixed and variable rate long-term debt to partially finance capital expenditures, including acquisitions, and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by attempting to take advantage of favorable market conditions when timing the placement of long-term financing. We may take advantage of interest rate swap agreements in the future to minimize our interest rate risk. For additional information on our long-term debt, see Item 8 - Notes 8 and 9. At December 31, 2024 and 2023, we had no outstanding interest rate hedges.

Index
Commodity price risk
We are subject to commodity price risk with respect to price changes in diesel fuel, liquid asphalt and cement. While we generally use price increases, escalation clauses in construction services contracts, fuel surcharges and purchase commitments to mitigate the impacts of higher costs, these measures may not be sufficient to offset these increased costs. For the year ended December 31, 2024, our costs associated with diesel fuel, liquid asphalt and cement were $394.7 million. Accordingly, a hypothetical 10 percent increase or decrease would have increased or decreased, respectively, our operating results over the next 12 months by $39.5 million based on the costs associated with diesel fuel, liquid asphalt and cement for the year ended December 31, 2024.

Index
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
The management of Knife River Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The scope of our assessment of the effectiveness of our internal control over financial reporting did not include Albina Asphalt as we acquired them on November 2, 2024. The assets acquired from Albina were 4% of consolidated assets as of December 31, 2024 and revenues were less than 1% of consolidated revenue during the year ended December 31, 2024. We excluded Albina from the scope of our assessment in accordance with the Securities and Exchange Commission’s guidance that allows a recently acquired business to be omitted from the scope of the assessment for one year from the date of its acquisition.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ Brian R. Gray	/s/ Nathan W. Ring

Brian R. Gray	Nathan W. Ring
President and Chief Executive Officer	Vice President and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Knife River Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Knife River Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Index
Revenue from Contracts with Customers—Contracting Services Revenue—Refer to Notes 1, 2, 4 and 5 to the financial statements
Critical Audit Matter Description
The Company recognizes contracting services revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as Knife River incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues, contract costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. For the year ended December 31, 2024, the Company recognized $1.4 billion of contracting services revenue.
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
•For certain contracts, we developed an expectation of the amount of contracting services revenue based on prior year markups, and taking into account current year events, applied to the contracting services contract costs in the current year and compared our expectation to the amount of contracting services revenue recorded by management.
•For certain contracts, we selected a sample of contracting services contracts and performed the following:
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

Index
–Tested the mathematical accuracy of management’s calculation of contracting services revenue for the performance obligation.
•For certain contracts, we evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 21, 2025
We have served as the Company's auditor since 2002.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Knife River Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Knife River Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Albina Asphalt, which was acquired on November 2, 2024, and whose financial statements constitute 4% of total assets and less than 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Albina Asphalt.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Index
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 21, 2025

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

Years ended December 31,	2024	2023	2022
	(In thousands, except per share amounts)
Revenue:
Construction materials	$1,540,749	$1,523,040	$1,347,008
Contracting services	1,358,256	1,307,310	1,187,721
Total revenue	2,899,005	2,830,350	2,534,729
Cost of revenue:
Construction materials	1,147,429	1,133,042	1,086,193
Contracting services	1,181,747	1,158,373	1,087,642
Total cost of revenue	2,329,176	2,291,415	2,173,835
Gross profit	569,829	538,935	360,894
Selling, general and administrative expenses	253,635	242,538	166,599
Operating income	316,194	296,397	194,295
Interest expense	55,242	58,096	30,121
Other income (expense)	10,042	7,007	(5,353)
Income before income taxes	270,994	245,308	158,821
Income taxes	69,316	62,436	42,601
Net income	$201,678	$182,872	$116,220

Net income per share:
Basic	$3.56	$3.23	$2.05
Diluted	$3.55	$3.23	$2.05
Weighted average common shares outstanding:
Basic	56,607	56,568	56,566
Diluted	56,844	56,668	56,566

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Years ended December 31,	2024	2023	2022
	(In thousands)
Net income	$201,678	$182,872	$116,220
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $0, $28 and $107 in 2024, 2023 and 2022, respectively	—	90	328
Pension and postretirement liability adjustment:
Pension and postretirement liability gains arising during the period, net of tax of $567, $252 and $3,586 in 2024, 2023 and 2022, respectively	1,709	751	10,935
Amortization of pension and postretirement liability losses included in net periodic benefit cost, net of tax of $103, $64 and $292 in 2024, 2023 and 2022, respectively	308	192	875
Pension and postretirement liability adjustment	2,017	943	11,810
Other comprehensive income	2,017	1,033	12,138
Comprehensive income attributable to common stockholders	$203,695	$183,905	$128,358

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

December 31,	2024	2023
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$281,134	$262,320
Receivables, net	267,240	266,785
Costs and estimated earnings in excess of billings on uncompleted contracts	31,283	27,293
Inventories	380,336	319,623
Prepayments and other current assets	27,675	37,522
Total current assets	987,668	913,543
Noncurrent assets:
Net property, plant and equipment	1,441,700	1,315,047
Goodwill	297,225	274,478
Other intangible assets, net	29,414	10,821
Operating lease right-of-use assets	49,378	44,706
Investments and other	45,817	41,218
Total noncurrent assets	1,863,534	1,686,270
Total assets	$2,851,202	$2,599,813
Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt - current portion	$10,475	$7,082
Accounts payable	140,834	107,656
Billings in excess of costs and estimated earnings on uncompleted contracts	42,126	51,376
Accrued compensation	50,655	48,098
Current operating lease liabilities	14,844	12,948
Other taxes payable	8,286	9,300
Accrued interest	5,535	7,247
Other accrued liabilities	97,282	103,564
Total current liabilities	370,037	347,271
Noncurrent liabilities:
Long-term debt	666,911	674,577
Deferred income taxes	174,727	174,542
Noncurrent operating lease liabilities	34,534	31,758
Other	128,908	105,653
Total liabilities	1,375,117	1,333,801
Commitments and contingencies
Stockholders’ equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,043,841 shares issued and 56,612,705 shares outstanding at December 31, 2024; 57,009,542 shares issued and 56,578,406 shares outstanding at December 31, 2023	570	570
Other paid-in capital	620,897	614,513
Retained earnings	867,546	665,874
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)
Accumulated other comprehensive loss	(9,302)	(11,319)
Total stockholders’ equity	1,476,085	1,266,012
Total liabilities and stockholders’ equity	$2,851,202	$2,599,813

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity

Years ended December 31, 2024, 2023 and 2022	Common Stock		Other Paid-In Capital	Retained Earnings	MDU Resources’ Stock Held by Subsidiary		Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount	Shares	Amount
	(In thousands, except shares)
Balance at December 31, 2021	80,000	$800	$549,714	$430,446	(538,921)	$(3,626)	—	$—	$(24,490)	$952,844
Net income	—	—	—	116,220	—	—	—	—	—	116,220
Other comprehensive income	—	—	—	—	—	—	—	—	12,138	12,138
Net transfers to Centennial	—	—	(608)	(52,005)	—	—	—	—	—	(52,613)
Balance at December 31, 2022	80,000	$800	$549,106	$494,661	(538,921)	$(3,626)	—	$—	$(12,352)	$1,028,589
Net income	—	—	—	182,872	—	—	—	—	—	182,872
Other comprehensive income	—	—	—	—	—	—	—	—	1,033	1,033
Stock-based compensation	—	—	2,888	(37)	—	—	—	—	—	2,851
Common stock issued for board of director fees	12,192	—	702	—	—	—	—	—	—	702
Retirement of historical common stock in connection with the Separation	(80,000)	(800)	800	—	—	—	—	—	—	—
Issuance of common stock in connection with the Separation	56,997,350	570	(570)	—	—	—	—	—	—	—
Transfer of MDU Resources stock held by subsidiary	—	—	—	—	538,921	3,626	—	—	—	3,626
Receipt of treasury stock at historical cost	—	—	—	—	—	—	(431,136)	(3,626)	—	(3,626)
Net transfers from Centennial and MDU Resources including Separation adjustments	—	—	62,972	—	—	—	—	—	—	62,972
Net transfers to Centennial pre-Separation	—	—	(1,385)	(11,622)	—	—	—	—	—	(13,007)
Balance at December 31, 2023	57,009,542	$570	$614,513	$665,874	—	$—	(431,136)	$(3,626)	$(11,319)	$1,266,012
Net income	—	—	—	201,678	—	—	—	—	—	201,678
Other comprehensive income	—	—	—	—	—	—	—	—	2,017	2,017
Stock-based compensation	—	—	8,057	(6)	—	—	—	—	—	8,051
Common stock issued for employee compensation, net of tax withholding	31,298	—	(1,673)	—	—	—	—	—	—	(1,673)
Common stock issued for board of director fees	3,001	—	—	—	—	—	—	—	—	—
Balance at December 31, 2024	57,043,841	$570	$620,897	$867,546	—	$—	(431,136)	$(3,626)	$(9,302)	$1,476,085

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended December 31,	2024	2023	2022
	(In thousands)
Operating activities:
Net income	$201,678	$182,872	$116,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	136,871	123,805	117,798
Deferred income taxes	(350)	(1,606)	2,078
Provision for credit losses	1,099	2,001	538
Amortization of debt issuance costs	2,762	3,115	483
Stock-based compensation costs	7,826	2,888	1,272
Pension and postretirement benefit plan net periodic benefit cost	1,628	1,182	1,306
Unrealized (gains) losses on investments	(2,918)	(2,202)	2,525
Gains on sale of assets	(9,215)	(27)	(14,092)
Equity in (loss) earnings of unconsolidated affiliates	(279)	(286)	438
Changes in current assets and liabilities, net of acquisitions:
Receivables	14,061	(54,817)	(32,506)
Due from related-party	—	16,050	(8,004)
Inventories	(44,303)	3,654	(31,033)
Other current assets	10,907	(19,556)	44
Accounts payable	7,308	33,092	17,489
Due to related-party	—	(7,310)	3,578
Other current liabilities	(4,003)	48,977	21,417
Pension and postretirement benefit plan contributions	(2,651)	(1,756)	(426)
Other noncurrent changes	1,903	5,650	8,319
Net cash provided by operating activities	322,324	335,726	207,444
Investing activities:
Capital expenditures	(172,427)	(124,283)	(178,162)
Acquisitions, net of cash acquired	(130,981)	—	1,745
Net proceeds from sale or disposition of property and other	11,996	8,284	22,878
Investments	(3,389)	(1,890)	(2,339)
Net cash used in investing activities	(294,801)	(117,889)	(155,878)
Financing activities:
Issuance of current related-party notes	—	—	208,000
Issuance (repayment) of long-term related-party notes, net	—	205,275	(207,007)
Issuance of long-term debt	—	700,000	—
Repayment of long-term debt	(7,036)	(3,653)	(298)
Debt issuance costs	—	(16,640)	(807)
Tax withholding on stock-based compensation	(1,673)	—	—
Net transfers to Centennial	—	(850,589)	(55,212)
Net cash provided by (used in) financing activities	(8,709)	34,393	(55,324)
Increase (decrease) in cash, cash equivalents and restricted cash	18,814	252,230	(3,758)
Cash, cash equivalents and restricted cash - beginning of year	262,320	10,090	13,848
Cash, cash equivalents and restricted cash - end of year	$281,134	$262,320	$10,090

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 1     – Organization and Basis of Presentation
Knife River is a people-first construction materials and contracting services company. We provide construction materials and contracting services to build safe roads, bridges and airport runways and other critical infrastructure needs that connect people with where they want to go and with the supplies they need. We are one of the leading providers of crushed stone and sand and gravel in the United States and operate across 14 states. As of December 31, 2024, we conducted our operations through five reportable segments: Pacific, Northwest, Mountain, Central and Energy Services.
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
The Separation was completed pursuant to a separation and distribution agreement and other agreements with MDU Resources related to the Separation, including, but not limited to, a tax matters agreement, an employee matters agreement and a transition services agreement. For an interim period following the Separation, certain functions continued to be provided by MDU Resources under a transition services agreement. For more information on the transition services agreement, see Note 19.
Basis of Presentation
Prior to the Separation, we operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. The accompanying audited consolidated financial statements and footnotes for the periods prior to the Separation were prepared on a “carve-out” basis using a legal entity approach in conformity with GAAP and were derived from the audited consolidated financial statements of MDU Resources as if we operated on a stand-alone basis during these periods.
All revenues and costs as well as assets and liabilities directly associated with the business activity of Knife River are included in the financial statements. In the periods prior to the Separation, the audited consolidated financial statements include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses and other income (expense). The amounts allocated to us were $10.7 million and $18.0 million for the years ended December 31, 2023 and 2022, respectively. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments; vouchers or unclaimed property reports; labor hours; time tracked; and projected workload. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. These costs also may not be indicative of the expenses that we will incur in the future or would have incurred if we had obtained these services from a third party.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Prior to the Separation, we participated in Centennial’s centralized cash management program, including its overall financing arrangements. Interest expense in the Consolidated Statements of Operations for the periods prior to the Separation reflects the allocation of interest on borrowing and funding associated with the related-party note agreements. Upon the completion of the Separation, we implemented our own financing agreements with lenders. For additional information on our current debt financing, see Note 9.
Related-party transactions between us and MDU Resources or Centennial for general operating activities and intercompany debt have been included in the audited consolidated financial statements for periods prior to the Separation. The cash settlement of these transactions are included in the Consolidated Statements of Cash Flows as operating or financing activities following the nature of the transactions. The aggregate net effect of related-party transactions not settled in cash as part of the Separation have been reflected in the Consolidated Balance Sheets and Statements of Stockholders’ Equity within “Other paid-in capital” and within the Consolidated Statements of Cash Flows following the nature of the transactions with a majority included in the financing section. See Note 19 for additional information on related-party transactions.
Management has also evaluated the impact of events occurring after December 31, 2024, up to the date of issuance of these audited consolidated financial statements on February 21, 2025, that would require recognition or disclosure in the audited Consolidated Financial Statements.
Principles of consolidation
For all periods, the audited consolidated financial statements were prepared in accordance with GAAP and include the accounts of Knife River and our wholly owned subsidiaries. All intercompany accounts and transactions between our businesses have been eliminated in the accompanying audited consolidated financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the audited consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; expected credit losses; environmental and other loss contingencies; estimated total costs on contracting services contracts; actuarially determined benefit costs; asset retirement obligations; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 2     – Significant Accounting Policies
New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to us and the potential impact on our audited consolidated financial statements and/or disclosures:

Standard	Description	Standard Effective Date	Impact on financial statements/disclosures
Recently adopted ASU’s
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
		Adopted for the year ended December 31, 2024.	We updated our disclosures for the year ended December 31, 2024, to incorporate the required changes.
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
		Adopted for the year ended December 31, 2024.	We updated our disclosures, which were not material, for the year ended December 31, 2024.
Recently issued ASU’s not yet adopted
ASU 2024-03 - Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance on modifying the disclosure requirements to improve the disclosures for a public entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is to be applied either on a prospective basis to the financial statements issued for reporting periods after the effective date or on a retrospective basis to the financial statements to all prior periods presented in the financial statements. Early adoption is permitted.
		Annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.	We are currently evaluating the impact the guidance will have on our disclosures for the year ended December 31, 2027 and interim periods for fiscal year 2028.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Cash, cash equivalents and restricted cash
We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. Restricted cash represents deposits held by our captive insurance company that is required by state insurance regulations to remain in the captive insurance company. Cash, cash equivalents and restricted cash at December 31 was comprised of:

	2024	2023
	(In thousands)
Cash and cash equivalents	$236,799	$219,324
Restricted cash	44,335	42,996
Cash, cash equivalents and restricted cash	$281,134	$262,320
Business combinations
For all business combinations, we preliminarily allocate the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates and are considered provisional until final fair values are determined, or the measurement period has passed. We expect to record adjustments as we accumulate the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. The excess of the purchase price over the aggregate fair value is recorded as goodwill. We calculated the fair value of the assets acquired in 2024 using a market or cost approach (or a combination of both). Fair values for some of the assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates, sales projections, retention rates and terminal values, all of which required significant management judgment and are susceptible to change. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill, and will be made as soon as practical, but no later than 12 months from the respective acquisition dates. Any subsequent measurement period adjustments are not expected to have a material impact on our results of operations.
Revenue recognition
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. We are considered an agent for certain taxes collected from customers. As such, we present revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
We generate revenue from contracting services and construction materials sales. We focus on the vertical integration of our contracting services with our construction materials to support the aggregate-based product lines. We provide contracting services to a customer when a contract has been approved by both the customer and a representative of Knife River, obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services provided generally include integrating a set of services and related construction materials into a single project to create a distinct bundle of goods and services, which we have determined are generally a single performance obligation. We determine the transaction price to include the fixed consideration required pursuant to the original contract price together with any additional consideration, to which we expect to be entitled to, associated with executed change orders plus the estimate of variable consideration to which we expect to be entitled, subject to the constraint discussed below.
The nature of our contracts gives rise to several types of variable consideration. Examples of variable consideration include: liquidated damages; performance bonuses or incentives and penalties; claims; unpriced change orders; and index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. We estimate the amount of revenue to be recognized on variable consideration using the most likely amount method, which best predicts the most likely amount of consideration we expect to be entitled to or expect to incur. Assumptions as to the occurrence of future events and the likelihood and amount of

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
variable consideration are made during the contract performance period. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management. We only include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management’s estimates made in determining the value of variable consideration recorded. When determining if the variable consideration is constrained, we consider if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
Contracting services revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project. We have determined this method to be appropriate for measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. The percentage of completion is determined on a performance obligation basis.
We also sell construction materials to external customers and internal customers. The contract for material sales is the use of a sales order or an invoice, which includes the pricing and payment terms. All material contracts contain a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within 30 days of receipt. There are no material obligations for returns, refunds or other similar obligations.
Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables from the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $14.3 million and $16.7 million at December 31, 2024 and 2023, respectively. Receivables, net consisted of the following at December 31:

	2024	2023
	(In thousands)
Trade receivables	$134,480	$124,134
Contract receivables	104,547	112,037
Retention receivables	32,558	36,782
Receivables, gross	271,585	272,953
Less expected credit loss	4,345	6,168
Receivables, net	$267,240	$266,785
Our expected credit losses are determined through a review using historical credit loss experience, changes in asset specific characteristics, current conditions and reasonable and supportable future forecasts, among other specific account data, and is performed at least quarterly. We develop and document our methodology to determine our allowance for expected credit losses. Risk characteristics we use may include customer mix, knowledge of customers and general economic conditions of the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management has reviewed the balance reserved through the allowance for expected credit losses and believes it is reasonable.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Details of our expected credit losses were as follows:

	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
At December 31, 2022	$1,945	$1,253	$1,278	$901	$100	$5,477
Current expected credit loss provision	161	842	1,109	(112)	1	2,001
Less write-offs charged against the allowance	53	1,091	94	71	1	1,310
At December 31, 2023	$2,053	$1,004	$2,293	$718	$100	$6,168
Current expected credit loss provision*	379	38	35	575	72	1,099
Less write-offs charged against the allowance	575	421	1,548	372	6	2,922
At December 31, 2024	$1,857	$621	$780	$921	$166	$4,345
__________________
*Includes the impact of businesses acquired.
Inventories
Inventories at December 31 consisted of:

	2024	2023
	(In thousands)
Finished products	$252,563	$225,319
Raw materials	91,334	61,776
Supplies and parts	36,439	32,528
Total	$380,336	$319,623
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
Aggregate mining development costs are capitalized and classified as land improvements and depreciated over the lower of the estimated life of the reserves or the life of the associated improvement. We begin capitalizing development costs at a point when reserves are determined to be proven or probable and economically mineable. Capitalization of these costs ceases when production commences. The cost of acquiring reserves in connection with a business combination are valued at fair value. Aggregate reserves, from both owned and leased mining sites, are a component within property, plant and equipment and are depleted using the units-of-production method. We use proven and probable aggregate reserves as the denominator in our units-of production calculation. Exploration costs are expensed as incurred in cost of revenue and production costs are either expensed or capitalized to inventory.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Capitalized interest
The interest cost on capital projects is capitalized and included in the cost of the project. Capitalization commences in the pre-acquisition or construction stage of the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized using the weighted average cost of our outstanding borrowings. For the year ended December 31, 2024, the amount we capitalized into net property, plant and equipment on the Consolidated Balance Sheet was immaterial.
Impairment of long-lived assets, excluding goodwill
We review the carrying values of our long-lived assets, including mining and related assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We test long-lived assets for impairment at a level significantly lower than that of goodwill impairment testing. Long-lived assets or groups of assets that are evaluated for impairment at the lowest level of largely independent identifiable cash flows at an individual operation or group of operations collectively serving a local market. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. No impairment losses were recorded in 2024 or 2022. During the year ended December 31, 2023, we recognized non-cash asset impairments of $5.8 million as a result of certain aggregate sites no longer being economically feasible to mine and having no remaining value.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which we complete in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
We have determined the reporting units for our goodwill impairment test are our operating segments as they each constitute a business for which discrete financial information is available and for which management regularly reviews the operating results. For more information on our operating segments, see Note 15. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, we must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2024, 2023 and 2022, there were no impairment losses recorded. Our annual goodwill impairment test was performed in the fourth quarter of 2024 and determined the fair value of each of our reporting units substantially exceeded the carrying value as of October 31, 2024.
We use a weighted average combination of both an income approach and a market approach to estimate the fair value of our reporting units for our goodwill impairment analysis. Determining the fair value of a reporting unit requires judgment and the use of significant estimates, which include assumptions about our future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, weighted average cost of capital, operational plans, and current and future economic conditions, among others. We believe the estimates and assumptions used in our impairment assessments are reasonable and based on available market information.
Investments
Our investments include the cash surrender value of life insurance policies and insurance contracts. We measure our investment in the insurance contracts at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Operations.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Government Assistance
We account for government assistance received for capital projects by reducing the cost of the project by the amount of assistance received. We record government assistance received as taxable income and write-up the tax basis of the asset to include the amount of the assistance received.
Government assistance received for the years ended December 31, 2024, 2023 and 2022, was not material.
Joint Ventures
We account for unconsolidated joint ventures using either the equity method or proportionate consolidation. As of December 31, 2024, we held an interest of 25 percent in a joint venture formed primarily for the purpose of pooling resources on construction contracts. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture which are construction-related. For those joint ventures accounted for under proportionate consolidation, only our pro rata share of assets, liabilities, revenues and expenses are included in the Consolidated Balance Sheets and Consolidated Statements of Operations.
For those joint ventures accounted for using proportionate consolidation, we recorded in our Consolidated Statements of Operations revenue of $0, $4.9 million, and $9.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Also for the years ended December 31, 2024 and 2023, we reported operating losses of $3,000 and $1.9 million, respectively, and operating income of $823,000 for the year ended December 31, 2022. We had interest in assets from these joint ventures of $45,000 for both December 31, 2024 and 2023 and $912,000 as of 2022.
For joint ventures accounted for under the equity method, our investment balances for the joint ventures are included in Investments in the Consolidated Balance Sheets and our pro rata share of net income is included in Other income in the Consolidated Statements of Operations. Our investments in equity method joint ventures were a net asset of $1.9 million and $68,000 for December 31, 2024 and 2023, respectively. In 2024 and 2023, we recognized income from equity method joint ventures of $279,000 and $55,000, respectively, and a loss from equity method joint ventures of $426,000 in 2022.
Leases
The recognition of leases requires us to make estimates and assumptions that affect the lease classification and the assets and liabilities recorded. The accuracy of lease assets and liabilities reported on the audited Consolidated Financial Statements depends on, among other things, management’s estimates of interest rates used to discount the lease assets and liabilities to their present value, as well as the lease terms based on the unique facts and circumstances of each lease.
Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. We recognize leases with an original lease term of 12 months or less in income on a straight-line basis over the term of the lease and do not recognize a corresponding right-of-use asset or lease liability. We determine the lease term based on the non-cancelable and cancelable periods in each contract. The non-cancelable period consists of the term of the contract that is legally enforceable and cannot be canceled by either party without incurring a significant penalty. The cancelable period is determined by various factors that are based on who has the right to cancel a contract. If only the lessor has the right to cancel the contract, we will assume the contract will continue. If the lessee is the only party that has the right to cancel the contract, we look to asset, entity and market-based factors. If both the lessor and the lessee have the right to cancel the contract, we assume the contract will not continue.
The discount rate used to calculate the present value of the lease liabilities is based upon the implied rate within each contract. If the rate is unknown or cannot be determined, we use an incremental borrowing rate, which is determined by the length of the contract, asset class and our borrowing rates, as of the commencement date of the contract.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Insurance
Our wholly-owned captive insurance company, Spring Creek Insurance Company, which is subject to applicable insurance rules and regulations, insures our exposure related to workers’ compensation, general liability and automobile liability on a primary basis. We also purchase excess coverage from unrelated insurance carriers and obtain third-party coverage for other forms of insurance including, but not limited to, excess liability, contractor’s pollution liability, marine liability, directors and officers liability and employment practices liability.
Spring Creek Insurance Company establishes a reserve for estimated ultimate losses on reported claims and those incurred but not yet reported utilizing actuarial projections. The reserves are classified within other accrued liabilities or noncurrent liabilities - other on the Consolidated Balance Sheets based on projections of when the estimated loss will be paid. The estimates that are utilized to record potential losses on claims are inherently subjective, and actual claims could differ from amounts recorded, which could result in increased or decreased expense in future periods.
Additionally, we maintain a self-insurance reserve for health insurance programs offered to eligible employees, included within other accrued liabilities on the Consolidated Balance Sheets. The reserve includes an estimate for losses on reported claims as well as for amounts incurred but not yet reported, based on historical trends.
Asset retirement obligations
We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for the recorded amount or incur a gain or loss.
Net income per share
The calculation for basic and diluted net income per share for any period presented prior to the Separation have been retrospectively adjusted to the number of shares outstanding on May 31, 2023, the Separation and Distribution date. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Knife River stock-based awards outstanding at the time.
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted net income per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance share awards and restricted stock units. Weighted average common shares outstanding is comprised of issued shares of 57,043,841 less shares held in treasury of 431,136. Basic and diluted net income per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

Years ended December 31,	2024	2023	2022
	(In thousands, except per share amounts)
Net income	$201,678	$182,872	$116,220
Weighted average common shares outstanding - basic	56,607	56,568	56,566
Effect of dilutive performance share awards and restricted stock units	237	100	—
Weighted average common shares outstanding - diluted	56,844	56,668	56,566
Shares excluded from the calculation of diluted earnings per share	—	—	—
Net income per share - basic	$3.56	$3.23	$2.05
Net income per share - diluted	$3.55	$3.23	$2.05

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Stock-based compensation
We determine compensation expense for stock-based compensation awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. We use the straight-line amortization method to recognize compensation expense related to restricted stock units, which only has a service condition. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. We recognize compensation expense related to performance awards that vest based on performance metrics and service conditions on a straight-line basis over the service period. Inception-to-date expense is adjusted based upon the determination of the potential achievement of the performance target at each reporting date. We recognize compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur, and expenses are adjusted on a cumulative catch-up basis at the time of any forfeitures.
Prior to the Separation, key employees participated in various stock-based compensation plans authorized and managed by MDU Resources. All awards granted under the plans were based on MDU Resources’ common shares, however, we recognized the expense for our participants in our financial statements.
At the time of the Separation, each outstanding MDU Resources’ time-vested restricted stock unit and performance share awards held by a Knife River employee was converted into Knife River time-vested restricted stock units. The converted awards continue to vest over the original vesting period, which is generally three years from the grant date. All performance share awards that were converted at the time of the Separation were first adjusted using a combined performance factor based on MDU Resources’ actual performance as of December 31, 2022. The number of restricted stock units was determined by taking the closing per share price of MDU Resources on May 31, 2023, and dividing by the closing per share price of Knife River on June 1, 2023. The ratio used to convert the MDU Resources’ stock-based compensation awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation. The existing unvested stock-based awards issued through MDU Resources’ stock-based compensation plans were modified in connection with the Separation to maintain an equivalent value immediately before and after Separation. Incremental fair value for unvested awards will be recorded over the remaining vesting periods.
Income taxes
Knife River and its subsidiaries file consolidated federal income tax returns and combined and separate state income tax returns. Pursuant to the tax sharing agreement that exists between Knife River and its subsidiaries, federal income taxes paid by Knife River, as parent of the consolidated group, are allocated to the individual subsidiaries based on separate company computations of tax. However, all income tax expense is reported within the Corporate Services segment. We make a similar allocation for state income taxes paid in connection with combined state filings.
We provide deferred federal and state income taxes on all temporary differences between the book and tax basis of our assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record uncertain tax positions in accordance with accounting guidance on accounting for income taxes on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not that the tax position will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Tax positions that do not meet the more-likely-than-not criteria are reflected as a tax liability. We recognize interest and penalties accrued related to unrecognized tax benefits in income taxes.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 3     – Acquisitions
In 2024, we acquired the assets of two separate aggregate providers, one in Oregon and one in South Dakota. The acquisitions were considered asset purchases, therefore, the purchase price was allocated to the assets acquired based on their respective fair values and no goodwill was recognized. The aggregate purchase price for these transactions was $10.3 million.
In 2024, we completed four acquisitions which were accounted for as business combinations under ASC 805 - Business Combinations. The business combinations included operations that expanded our aggregates, ready-mix and liquid asphalt operations in our current geographic locations. The aggregate purchase price for these acquisitions totaled $120.7 million, subject to future post-closing adjustments. The results of these acquisitions have been included in our audited consolidated financial statements beginning on the acquisition dates. Pro forma financial amounts reflecting the effects of the business combinations are not presented, as none of these business combinations, individually or in the aggregate, were material to our financial position or results of operations.
The estimated fair value of the assets acquired and liabilities assumed are preliminary, as we continue to gather information to finalize the valuation of these assets and liabilities. The fair values are considered provisional until final fair values are determined, or the measurement period has passed. We expect to record adjustments as we accumulate the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. We engaged a third-party valuation firm to assist us in the analysis of the fair value of Albina Asphalt. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. While we chose to utilize a third-party valuation firm, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
The excess of the total purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. We believe that the goodwill relates to several factors, including potential synergies related to market opportunities for multiple product offerings and economies of scale expected from combining our operations with the businesses acquired. See Note 7 for further information on the amount of goodwill recognized in each segment and the amortization periods of the intangible assets identified.
The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill, and will be made as soon as practical, but no later than one year from the respective acquisition dates. However, any subsequent measurement period adjustments are not expected to have a material impact on our results of operations.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The preliminary allocation of the aggregate purchase price for these individually immaterial acquisitions during 2024 is as follows:

2024 Acquisitions
(In thousands)
Assets
Current assets:
Receivables, net	$13,155
Inventories	16,410
Other current assets	1,060
Total current assets	30,625
Property, plant and equipment	51,087
Noncurrent assets:
Goodwill	22,747
Other intangible assets	21,065
Other assets	1,884
Total deferred charges and other assets	45,696
Total assets acquired	$127,408
Liabilities
Current liabilities:
Accounts payable	$4,060
Current operating lease liabilities	615
Other accrued liabilities	515
Total current liabilities	5,190
Noncurrent liabilities:
Noncurrent operating lease liabilities	1,269
Other	217
Total noncurrent liabilities	1,486
Total liabilities assumed	$6,676
Total consideration (fair value)	$120,732
For the year ended December 31, 2024, we incurred acquisition costs of $7.7 million. These costs are included in selling, general and administrative expenses on the Consolidated Statement of Operations.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 4     – Revenue from contracts with customers
In the following table, revenue is disaggregated by category for each reportable segment. We believe this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue for contracting services is recognized over time while revenue for construction materials is recognized at a point in time. For more information on our reportable segments, see Note 15.
Presented in the following tables are the sales of materials to both third parties and internal customers. Due to consolidation requirements, the internal sales revenues must be eliminated against the construction materials product used in the contracting services to arrive at the external operating revenues.

Year ended December 31, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Corporate Services	Total
	(In thousands)
Aggregates	$112,343	$184,830	$101,810	$157,165	$—	$—	$556,148
Ready-mix concrete	145,753	167,779	117,108	224,803	—	—	655,443
Asphalt	30,651	104,655	120,827	185,305	—	—	441,438
Liquid asphalt	—	—	—	—	238,939	—	238,939
Other	149,317	18,044	36	31,734	50,585	16,104	265,820
Contracting services publicsector	101,692	249,685	360,790	410,072	—	—	1,122,239
Contracting services privatesector	40,194	75,090	98,268	22,465	—	—	236,017
Internal sales	(86,884)	(110,190)	(135,947)	(213,672)	(54,872)	(15,474)	(617,039)
Revenues from contracts with customers	$493,066	$689,893	$662,892	$817,872	$234,652	$630	$2,899,005

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 5    – Uncompleted contracts
Costs, estimated earnings, and billings on uncompleted contracts at December 31 are summarized as follows:

	2024	2023
	(In thousands)
Costs incurred on uncompleted contracts	$1,300,669	$1,395,603
Estimated earnings	222,368	208,926
Estimated revenue on uncompleted contracts	1,523,037	1,604,529
Less billings to date	(1,533,880)	(1,628,612)
Net contract liability	$(10,843)	$(24,083)
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
Such amounts are included in the accompanying Consolidated Balance Sheets at December 31 under the following captions:

	2024	2023	Change	Location on Consolidated Balance Sheet
	(In thousands)
Contract assets	$31,283	$27,293	$3,990	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(42,126)	(51,376)	9,250	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(10,843)	$(24,083)	$13,240

	2023	2022	Change	Location on Consolidated Balance Sheet
	(In thousands)
Contract assets	$27,293	$31,145	$(3,852)	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(51,376)	(39,843)	(11,533)	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(24,083)	$(8,698)	$(15,385)
We recognized $50.6 million and $37.5 million in revenue for the years ended December 31, 2024 and 2023, respectively, which was previously included in contract liabilities at December 31, 2023 and 2022, respectively.
We recognized a net increase in revenues of approximately $32.6 million and $12.3 million for the years ended December 31, 2024 and 2023, respectively, from performance obligations satisfied in prior periods.
Remaining performance obligations
The remaining performance obligations, also referred to as backlog, include unrecognized revenues that we reasonably expect to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. The majority of our contracts for contracting services have an original duration of less than one year.
At December 31, 2024, our remaining performance obligations were $745.6 million. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $630.5 million within the next 12 months; $77.2 million within the next 13 to 24 months; and $37.9 million thereafter.
Note 6     – Property, Plant and Equipment
Property, plant and equipment at December 31 was as follows:

	2024	2023	Depreciable Lives
	(In thousands)
Land	$175,313	$154,475	—
Aggregate reserves	624,280	589,034	*
Buildings and improvements	241,129	216,473	15-30
Machinery, vehicles and equipment	1,721,427	1,590,908	3-30
Construction in progress	43,535	28,844	—
Less: accumulated depreciation and depletion	1,363,984	1,264,687
Net property, plant and equipment	$1,441,700	$1,315,047
__________________
*Depleted on the units-of-production method based on proven and probable aggregate reserves.
Total depreciation and depletion expense was $132.2 million, $119.2 million and $113.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 7     – Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at December 31, 2024
	(In thousands)
Pacific	$32,621	$75	$—	$—	$32,696
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	735	—	—	76,614
South	38,708	—	—	—	38,708
Energy Services	9,476	21,937	—	—	31,413
Total	$274,478	$22,747	$—	$—	$297,225

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at December 31, 2023
	(In thousands)
Pacific	$38,339	$—	$(62)	$(5,656)	$32,621
Northwest	90,978	—	—	—	90,978
Mountain	26,816	—	—	—	26,816
North Central	75,879	—	—	—	75,879
South	38,708	—	—	—	38,708
Energy Services	3,820	—	—	5,656	9,476
Total	$274,540	$—	$(62)	$—	$274,478
In the fourth quarter of 2023, in connection with the reorganization of our reporting structure, a portion of the Pacific reporting unit’s businesses were reorganized into the Energy Services reporting unit. As a result of the reorganization, we reallocated $5.7 million of the goodwill balance associated with the Pacific reporting unit to the Energy Services reporting unit based on the relative fair values of the Pacific reporting unit components. The estimated fair values were determined using the income approach. We reassessed the goodwill in connection with the reorganization and determined there was no impairment.
Other amortizable intangible assets at December 31, were as follows:

	Average Useful Life In Years	2024	2023
		(In thousands)
Customer relationships	1-10	$30,703	$18,540
Less accumulated amortization		11,060	9,102
		19,643	9,438
Noncompete agreements	1-5	3,950	4,039
Less accumulated amortization		3,524	3,473
		426	566
Tradename	10	7,470	602
Less accumulated amortization		124	602
		7,346	—
Other	3-18	3,700	1,877
Less accumulated amortization		1,701	1,060
		1,999	817
Total		$29,414	$10,821
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2024. For our acquisitions in 2024, the weighted average useful life for customer relationships was ten years, noncompete agreements was three years, tradename was ten years and other intangible assets was 11 years. For more information related to these business combinations, see Note 3.
Amortization expense for amortizable intangible assets for the years ended December 31, 2024, 2023 and 2022, was $2.5 million, $2.6 million and $2.8 million, respectively. Estimated amortization expense for identifiable intangible assets as of December 31, 2024, was:

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Amortization expense	$4,224	$3,947	$3,877	$3,720	$2,953	$10,693
Note 8     – Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value guidance establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs. The estimated fair values of the assets and liabilities measured on a recurring basis are determined using the market approach.
Financial Instruments Measured at Fair Value on a Recurring Basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invest in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $28.4 million and $24.9 million as of December 31, 2024 and 2023, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments for the years ended December 31, 2024 and 2023, were $2.9 million and $1.9 million, respectively. The net unrealized losses on these investments for the year ended December 31, 2022, were $2.8 million. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.
Our assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$4,082	$—	$4,082
Insurance contracts	—	28,377	—	28,377
Total assets measured at fair value	$—	$32,459	$—	$32,459

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

	Fair Value Measurements at December 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$3,241	$—	$3,241
Insurance contracts	—	24,896	—	24,896
Total assets measured at fair value	$—	$28,137	$—	$28,137
Our Level 2 money market funds are valued at the net asset value of shares held at the end of the period, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the Level 2 insurance contracts are based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
We believe the methods used to estimate fair value are consistent with those used by other market participants. The use of other methods or assumptions could result in a different estimate of fair value.
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
The assets and liabilities of the acquisitions that occurred during 2024 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment. For more information on these Level 2 and Level 3 fair value measurements, see Note 3.
Our long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of our Level 2 long-term debt was as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Carrying amount	$689,950	$696,985
Fair value	$707,853	$725,086
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 9     – Debt
Certain debt instruments of ours contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes we, as applicable, were in compliance with at December 31, 2024. In the event we do not comply with the applicable covenants and other conditions, we would be in default on our agreements and alternative sources of funding may need to be pursued.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at December 31, 2024	December 31, 2024	December 31, 2023
		(In thousands)
Term loan agreement due on May 31, 2028	6.18%	$264,688	$271,562
Senior notes due on May 1, 2031	7.75%	425,000	425,000
Other notes due on January 1, 2061	—%	262	423
Less unamortized debt issuance costs		12,564	15,326
Total long-term debt		677,386	681,659
Less current maturities		10,475	7,082
Net long-term debt		$666,911	$674,577
Senior Notes
On April 25, 2023, we issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture.
Term Loan and Revolving Credit Facility
On May 31, 2023, we entered into a five-year secured credit agreement, which provides for a $275.0 million term loan and a $350.0 million revolving credit facility. As of December 31, 2024, we had no borrowings outstanding under the revolving credit facility and had a borrowing capacity of $329.4 million under the revolving credit facility, which is net of $20.6 million of outstanding letters of credit.
The secured credit agreement bears interest equal to, at our option, either (i) a base rate determined by reference to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50 percent, and (c) SOFR plus 1.10 percent, plus an applicable margin of 0.75 percent to 1.50 percent, based upon our leverage ratio, for base rate loans or (ii) a SOFR rate determined by the interest period relevant to such borrowing plus an applicable margin of 1.75 percent to 2.50 percent, based upon our leverage ratio. We will incur a quarterly commitment fee on the undrawn portion of the revolving credit facility of 0.25 percent to 0.50 percent, based on our leverage ratio.
The term loan has a mandatory annual amortization of 2.50 percent for years one and two, 5.00 percent for years three and four, and 7.50 percent in the fifth year. The agreement contains customary covenants and provisions, including a covenant of us not to permit, at any time, the ratio of total debt to trailing twelve month Adjusted EBITDA, as defined by the agreement, to be greater than 4.75 to 1.00. The agreement also contains an interest coverage ratio covenant stating that our trailing twelve month Adjusted EBITDA, as defined by the agreement, to interest expense is to be no less than 2.25 to 1.00. The covenants also include restrictions on the sale of certain assets, loans and investments.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, for the five years and thereafter following December 31, 2024, were as follows:

	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Long-term debt maturities	$10,475	$13,850	$17,187	$223,438	$—	$425,000
Note 10    – Leases
Most of the leases we enter into are for equipment, buildings and vehicles as part of our ongoing operations. We determine if an arrangement contains a lease at inception of a contract and account for all leases in accordance with ASC 842 - Leases.
Lessee accounting
The leases we have entered into as part of our ongoing operations are considered operating leases and are recognized on the Consolidated Balance Sheets as operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities. The corresponding lease costs are included in cost of revenue and selling, general and administrative expenses on the Consolidated Statements of Operations.
Generally, the leases for vehicles and equipment have a term of five years or less and buildings have a longer term of up to 35 years or more. To date, we do not have any residual value guarantee amounts probable of being owed to a lessor, financing leases or material agreements with related parties.
The following tables provide information on operating leases at and for the years ended December 31:

	2024	2023	2022
	(In thousands)
Lease costs:
Operating lease cost	$18,844	$18,199	$17,941
Variable lease cost	337	383	98
Short-term lease cost	56,373	53,987	55,871
Total lease costs	$75,554	$72,569	$73,910

	2024	2023
	(Dollars in thousands)
Weighted average remaining lease term	1.95 years	1.62 years
Weighted average discount rate	5.65%	5.13%
Cash paid for amounts included in the measurement of lease liabilities	$18,844	$18,199

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The reconciliation of future undiscounted cash flows to operating lease liabilities presented on the Consolidated Balance Sheet at December 31, 2024, was as follows (in thousands):

2025	$15,478
2026	12,006
2027	9,082
2028	6,478
2029	3,901
Thereafter	11,301
Total	58,246
Less discount	8,868
Total operating lease liabilities	$49,378
Note 11    – Asset Retirement Obligations
We have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased aggregate properties, asphalt plant sites, ready-mix plant sites and other properties. For the years ended December 31, 2024 and 2023, the current portion of our liability, which is included in other accrued liabilities, was $7.1 million and $6.9 million, respectively. The noncurrent amount, which is included in other liabilities, was $52.3 million and $34.9 million, respectively. Total accretion and depreciation expenses for the years ended December 31, 2024, 2023 and 2022, were $3.4 million, $2.6 million and $2.1 million, respectively, and are included in cost of revenue on the Consolidated Statements of Operations. A reconciliation of our liability for the years ended December 31 was as follows:

	2024	2023
	(In thousands)
Balance at beginning of year	$41,782	$37,361
Revisions in estimated cash flows	12,929	4,269
Liabilities incurred	3,509	921
Liabilities settled	(999)	(2,726)
Accretion expense	2,209	1,957
Balance at end of year	$59,430	$41,782
Note 12    – Stock-Based Compensation
Periods Prior to the Separation
Prior to the Separation, certain key employees participated in stock-based compensation plans sponsored by MDU Resources. Under these plans, employees were granted time-vested restricted stock units and performance share awards. The shares vest over three years, contingent on continued employment. As previously discussed in Note 2, the outstanding restricted stock units and performance share awards granted to our employees were converted to restricted stock units of Knife River at the time of the Separation.
Prior to the Separation, stock-based compensation expense in the Consolidated Statements of Operations is representative of those employees of Knife River. Additionally, stock-based compensation expense was allocated to Knife River for corporate employees of MDU Resources. This stock-based compensation expense was allocated using a proportional cost allocation method and is included as a component of corporate allocations for periods prior to the Separation. The amounts presented for the periods prior to the Separation are not necessarily indicative of future awards and do not necessarily reflect the costs that we would have incurred as an independent company.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Periods Post Separation
At the time of the Separation, each outstanding MDU Resources’ time-vested restricted stock unit and performance share award held by a Knife River employee was converted into Knife River time-vested restricted stock units. The conversion of the stock and the fair value of the awards was determined using the policies described in Note 2. As a result of the award modification, we will incur $185,000 of incremental stock-based compensation expense. Of this amount, $53,000 and $88,000 was recognized during the years ended December 31, 2024 and 2023, respectively, and approximately $44,000 will be recognized in 2025. There was no incremental compensation expense incurred related to the performance share awards.
Effective June 1, 2023, we established a stock-based compensation plan under which we are currently authorized to grant 2.5 million restricted stock units and other stock awards. As of December 31, 2024, there were 2.4 million shares available to grant under this plan. Shares are either purchased on the open market or new shares of common stock are issued to satisfy the vesting of stock-based awards.
The following table summarizes stock-based compensation expense recorded in selling, general and administrative expense on the Consolidated Statements of Operations:

Years ended December 31,	2024	2023	2022
	(In thousands)
Restricted stock units	$4,384	$2,921	$1,272
Performance share awards	2,915	—	—
Tax benefit associated with stock-based compensation	2,933	1,219	288
As of December 31, 2024, total remaining unrecognized compensation expense related to stock-based compensation was approximately $11.1 million (before income taxes), which will be amortized over a weighted average period of 1.8 years.
For the year ended December 31, 2024, the following summarizes the activity of the performance share awards and restricted stock units.

	Performance Share Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at the beginning of period	—	$—	221,217	$38.67
Granted	101,688	85.99	68,859	73.02
Vested shares	—	—	(67,656)	37.00
Nonvested at end of period	101,688	$85.99	222,420	$49.82
Restricted Stock Units
During the year ended December 31, 2024, we granted 68,859 restricted stock units to certain executive officers, employees and members of our board of directors. The restricted stock units generally vest over three years, contingent on continued employment for employees, and over one year for our board of directors. We use the straight-line amortization method to recognize compensation expense related to restricted stock units, which only has a service condition. The fair value of all restricted stock units is based on the market value of our stock on the date of grant.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The weighted average grant-date fair value per share for the restricted stock units granted in 2024 and 2023 was $73.02 and $39.57, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2024 and 2023, was $2.5 million and $2.0 million, respectively.
Performance Share Awards
During the year ended December 31, 2024, we granted 101,688 performance share awards to certain executive officers and employees. The performance share awards vest over three years, contingent on continued employment for employees, and are tied to either a market condition or performance metric. We recognize compensation expense related to performance share awards with performance-based metrics on a straight-line basis over the requisite service period.
Under the performance metric for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares. The performance metric is based on adjusted EBITDA margin growth. The weighted average grant-date fair value per share granted in 2024 was $72.14.
Under the market condition for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of performance share awards based on our total stockholder return relative to that of the selected peer group. Compensation expense was based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for grants applicable to the market condition for shares granted in 2024 were:

	2024
Weighted average grant date fair value	$99.83
Blended volatility range	35.84%	-	39.82%
Risk-free interest rate range	4.62%	-	5.30%
Note 13    – Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2022	$(90)	$(12,262)	$(12,352)
Other comprehensive income before reclassifications	—	751	751
Amounts reclassified from accumulated other comprehensive loss	90	192	282
Net current-period other comprehensive income	90	943	1,033
At December 31, 2023	—	(11,319)	(11,319)
Other comprehensive income before reclassifications	—	1,709	1,709
Amounts reclassified from accumulated other comprehensive loss	—	308	308
Net current-period other comprehensive income	—	2,017	2,017
At December 31, 2024	$—	$(9,302)	$(9,302)

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parentheses indicate a decrease to net income on the Consolidated Statements of Operations. The reclassifications for the years ended December 31 were as follows:

	2024	2023	2022	Location on Consolidated Statements of Operations
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$—	$(118)	$(435)	Interest expense
	—	28	107	Income taxes
	—	(90)	(328)
Amortization of postretirement liability losses included in net periodic benefit cost	(411)	(256)	(1,167)	Other income
	103	64	292	Income taxes
	(308)	(192)	(875)
Total reclassifications	$(308)	$(282)	$(1,203)
Note 14    – Cash flow information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2024	2023	2022
	(In thousands)
Interest paid, net	$56,916	$54,925	$28,148
Income taxes paid, net	$62,181	$76,689	$21,186
Noncash investing and financing transactions at December 31 were as follows:

	2024	2023	2022
	(In thousands)
Property, plant and equipment additions in accounts payable	$22,167	$12,672	$13,965
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,777	$14,967	$11,763
Equity contribution from Centennial related to the Separation	$—	$64,724	$—
Equity contribution to MDU Resources for asset/liability transfers related to the Separation	$—	$(1,537)	$—
MDU Resources’ stock issued in connection with a business combination	$—	$383	$7,304
Accrual for holdback payment related to a business combination	$—	$—	$70

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 15    – Business segment data
We focus on the vertical integration of our products and services by offering customers a single-source for construction materials and related contracting services. We operate in 14 states across the United States. Our operating segments include: Pacific, Northwest, Mountain, North Central, South and Energy Services. The operating segments are used to determine our reportable segments and are based on our method of internal reporting and management of the business. As of December 31, 2024, our reportable segments were: Pacific, Northwest, Mountain, Central and Energy Services. Our reportable segments are aligned by key geographic areas due to the production of construction materials and related contracting services and one of which is based on product line.
Each segment is led by a segment manager that reports to our chief operating officer. The chief executive officer and the chief operating officer are considered our chief operating decision maker. Our chief operating decision maker uses EBITDA to evaluate the performance of the segments, perform analytical comparisons to budget and uses historical and projected EBITDA to allocate resources, including capital allocations.
Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt, and contracting services, while the Energy Services segment produces and supplies liquid asphalt, primarily for use in asphalt road construction, and is a supplier to some of the other segments. Each geographic segment mines, processes, and sells construction aggregates (crushed stone and sand and gravel); produces and sells asphalt; and produces and sells ready-mix concrete as well as vertically integrating our contracting services to support the aggregate based product lines including heavy-civil construction, asphalt and concrete paving, and site development and grading. Although not common to all locations, the geographic segments also sell cement, merchandise and other building materials and related services.
Corporate Services represents the unallocated costs of certain corporate functions, such as accounting, legal, treasury, information technology, human resources; and other corporate expenses that support the operating segments and is excluded from our segment results. Corporate Services also includes an immaterial amount of external revenue from the Knife River Training Center. We account for intersegment sales and transfers as if the sales or transfers were to third parties. The accounting policies applicable to each segment are consistent with those used in the audited consolidated financial statements.
The information below follows the same accounting policies as described in Note 2. Information on our segments as of December 31, and for the years then ended was as follows:

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

For the year ended December 31, 2024	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$493,066	$689,893	$662,892	$817,872	$234,652	$2,898,375
Intersegment revenues	86,884	110,190	135,947	213,672	54,872	601,565
Total segment revenue	579,950	800,083	798,839	1,031,544	289,524	3,499,940

Other revenues[1]						16,104
Less: Elimination of intersegment revenue						617,039
Total consolidated revenue						$2,899,005

Cost of revenue excluding depreciation, depletion and amortization	480,142	604,177	652,066	843,977	219,255
Selling, general and administrative expenses excluding depreciation, depletion and amortization	39,284	45,430	33,377	56,460	10,207
Other segment items[2]	(625)	(706)	108	502	104
Total segment EBITDA	$59,899	$149,770	$113,504	$131,609	$60,166	$514,948

Consolidated income before income taxes						$270,994
Plus:
Depreciation, depletion and amortization						136,871
Interest expense, net[3]						46,409
Less unallocated amounts:
Other corporate revenue						630
Other corporate expenses						(61,304)
Total segment EBITDA						$514,948

Capital Expenditures	$32,641	$58,771	$48,322	$55,365	$117,730	$312,829
Assets	$451,050	$825,408	$355,078	$706,795	$252,130	$2,590,461

Other assets						4,560,924
Elimination of intercompany receivables and investment in subsidiaries						4,300,183
Total consolidated assets						$2,851,202
__________________
1Other revenues is comprised of revenue included within our corporate services.
2Other segment items is comprised of other income (expense) items on the income statement.
3Interest expense, net is interest expense net of interest income.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Year ended December 31, 2023	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$462,162	$663,681	$633,617	$824,908	$245,186	$2,829,554
Intersegment revenues	86,115	109,108	133,328	235,875	57,373	621,799
Total segment revenue	548,277	772,789	766,945	1,060,783	302,559	3,451,353

Other revenues[1]						12,414
Elimination of intersegment revenue						633,417
Total consolidated revenue						$2,830,350

Cost of revenue excluding depreciation, depletion and amortization	449,853	603,178	633,596	893,412	214,668
Selling, general and administrative expenses excluding depreciation, depletion and amortization	41,584	47,913	30,264	51,049	9,809
Other segment items[2]	(634)	(600)	57	331	42
Total segment EBITDA	$56,206	$121,098	$103,142	$116,653	$78,124	$475,223

Consolidated income before income taxes						245,308
Plus:
Depreciation, depletion and amortization						123,805
Interest expense, net[3]						52,891
Less unallocated amounts:
Other corporate revenue						796
Other corporate expenses						(54,015)
Total segment EBITDA						$475,223

Capital Expenditures	$21,512	$31,653	$25,506	$39,302	$4,099	$122,072
Assets	$432,820	$781,640	$315,661	$663,134	$128,383	$2,321,638

Other assets						4,049,800
Elimination of intercompany receivables and investment in subsidiaries						3,771,625
Total consolidated assets						$2,599,813
__________________
1Other revenues is comprised of revenue included within our corporate services.
2Other segment items is comprised of other income (expense) items on the income statement.
3Interest expense, net is interest expense net of interest income.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Year ended December 31, 2022	Pacific	Northwest	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$418,030	$598,774	$541,910	$777,150	$198,713	$2,534,577
Intersegment revenues	81,105	105,647	110,095	242,563	54,006	593,416
Total segment revenue	499,135	704,421	652,005	1,019,713	252,719	3,127,993

Other revenues[1]						618
Elimination of intersegment revenue						593,882
Total consolidated revenue						$2,534,729

Cost of revenue excluding depreciation, depletion and amortization	424,417	564,555	552,215	896,919	216,787
Selling, general and administrative expenses excluding depreciation, depletion and amortization	29,972	35,459	27,171	36,165	7,624
Other segment items[2]	(702)	(522)	(15)	(57)	2
Total segment EBITDA	$44,044	$103,885	$72,604	$86,572	$28,310	$335,415

Consolidated income before income taxes						158,821
Plus:
Depreciation, depletion and amortization						117,798
Interest expense, net[3]						30,121
Less unallocated amounts:
Other corporate revenues						152
Other corporate expenses						(28,827)
Total segment EBITDA						$335,415

Capital Expenditures	$31,462	$60,697	$35,098	$46,574	$5,651	$179,482
Assets	$408,805	$772,159	$293,121	$607,200	$138,323	$2,219,608

Other assets						3,439,435
Elimination of intercompany receivables and investment in subsidiaries						3,364,724
Total consolidated assets						$2,294,319
__________________
1Other revenues is comprised of revenue included within our corporate services.
2Other segment items is comprised of other income (expense) items on the income statement.
3Interest expense, net is interest expense net of interest income.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 16    – Income Taxes
Income tax expense on the Consolidated Statements of Operations for the years ended December 31 was as follows:

	2024	2023	2022
	(In thousands)
Current:
Federal	$51,899	$45,746	$27,293
State	17,767	18,296	13,230
	69,666	64,042	40,523
Deferred:
Income taxes:
Federal	(1,082)	263	1,715
State	732	(1,869)	363
	(350)	(1,606)	2,078
Total income tax expense	$69,316	$62,436	$42,601
Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2024	2023
	(In thousands)
Deferred tax assets:
Deferred compensation/compensation related	$23,751	$22,358
Asset retirement obligations	15,420	10,862
Operating lease liabilities	12,725	11,468
Accrued pension costs	9,528	10,556
Capitalized inventory overheads	8,359	7,388
Net operating loss/credit carryforward	5,528	10,811
Section 174 costs	4,051	3,207
Other	4,645	6,251
Total deferred tax assets	$84,007	$82,901

	2024	2023
	(In thousands)
Deferred tax liabilities:
Basis differences on property, plant and equipment	$209,488	$206,507
Intangible assets	13,574	12,220
Operating lease right-of-use-assets	12,725	11,468
Other	17,419	16,437
Total deferred tax liabilities	253,206	246,632
Valuation allowance	5,528	10,811
Net deferred income tax liability	$(174,727)	$(174,542)
As of December 31, 2024 and 2023, we had various state income tax net operating loss carryforwards of $98.6 million and $133.6 million, respectively, and federal and state income tax credit carryforwards, excluding alternative minimum tax credit carryforwards, of $591,000 for 2023. The state income tax net operating loss

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
carryforwards are due to expire between 2025 and 2044. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future.
The following table reconciles the change in the net deferred income tax liability from December 31, 2023, to December 31, 2024, to deferred income tax expense:

	2024	2023
	(In thousands)
Change in net deferred income tax liability from the preceding table	$185	$(1,262)
Deferred taxes associated with other comprehensive loss	(670)	(344)
Other	135	—
Deferred income tax expense for the period	$(350)	$(1,606)
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$56,909	21.0	$51,515	21.0	$33,353	21.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax*	14,559	5.4	12,977	5.3	10,725	6.7
Depletion allowance	(2,767)	(1.0)	(2,808)	(1.1)	(2,068)	(1.3)
Nondeductible expenses	1,258	0.5	2,299	0.9	1,068	0.7
Tax credits	(720)	(0.3)	(1,722)	(0.7)	(494)	(0.3)
Unrecognized tax benefits	77	—	175	0.1	17	—
Total income tax expense	$69,316	25.6	$62,436	25.5	$42,601	26.8
__________________
*State taxes in Oregon, Minnesota and California constitute the majority (greater than 50%) in this category.
The following table provides cash taxes paid for the year end December 31, 2024:

Jurisdiction	2024
(In thousands)
Federal	$46,000
Oregon	7,229
Minnesota	4,396
Other States/Cities	9,747
Total	$67,372
Knife River and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. We are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for years ending prior to 2021. With few exceptions, as of December 31, 2024, we are no longer subject to state and local income tax examinations by tax authorities for years ending prior to 2021.
Total reserves for uncertain tax positions were not material. We recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 17    – Employee Benefit Plans
Pension and other postretirement benefit plans
We participate in self-sponsored qualified defined benefit pension plans which are accounted for as single-employer plans and are reflected in our audited consolidated financial statements. We use a measurement date of December 31 for all our pension and postretirement benefit plans. Prior to 2010, defined benefit pension plan benefits and accruals for the nonunion plan were frozen and on June 30, 2015, the remaining union plan was frozen. These employees were eligible to receive additional defined contribution plan benefits.
Prior to the Separation, we participated in a multiple-employer postretirement benefit plan sponsored by MDU Resources. In connection with the Separation, we assumed all the obligations and liabilities of our employees in that plan, along with all MDU Resources employees that transferred to Knife River as a result of the Separation. Subsequent to the Separation, the postretirement benefit plans in which we participate are single employer plans. Employees hired after December 31, 2010 are not eligible for retiree medical benefits. Effective January 1, 2011, eligibility to receive retiree medical benefits was modified such that eligible employees who attained age 55 with 10 years of continuous, full‐time service by December 31, 2010, will have an option to select one of two retiree medical insurance benefits. All other eligible employees must meet the new eligibility criteria of age 60 and 10 years of continuous, full‐time service at the time they retire. These employees will be eligible for a company funded retiree reimbursement account. Employees hired after December 31, 2014 are not eligible for retiree medical benefits.
In 2012, we modified health care coverage for certain retirees. Effective January 1, 2013, post-65 coverage was replaced by a fixed-dollar subsidy for retirees and spouses to be used to purchase individual insurance through a healthcare exchange.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Changes in benefit obligation and plan assets and amounts recognized in the Consolidated Balance Sheets at December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$33,380	$33,758	$14,759	$14,616
Service cost	—	—	372	361
Interest cost	1,542	1,633	697	721
Actuarial (gain) loss	(1,549)	477	(1,221)	(346)
Benefits paid	(2,653)	(2,488)	(552)	(593)
Benefit obligation at end of year	30,720	33,380	14,055	14,759
Change in net plan assets:
Fair value of plan assets at beginning of year	30,187	28,431	—	(314)
Actual return on plan assets	741	3,074	—	321
Employer contribution	2,100	1,170	552	586
Benefits paid	(2,653)	(2,488)	(552)	(593)
Fair value of net plan assets at end of year	30,375	30,187	—	—
Funded status - under	$(345)	$(3,193)	$(14,055)	$(14,759)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Other accrued assets	$140	$—	$—	$—
Other accrued liabilities	—	—	702	699
Noncurrent liabilities - other	485	3,193	13,353	14,060
Benefit obligation assets (liabilities) - net	$(345)	$(3,193)	$(14,055)	$(14,759)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial (gain) loss	$16,742	$17,780	$(3,663)	$(2,560)
Prior service credit	—	—	—	(30)
Total	$16,742	$17,780	$(3,663)	$(2,590)
Employer contributions and benefits paid in the preceding table include only those amounts contributed directly to, or paid directly from, plan assets.
In 2024, the actuarial gains recognized in the pension and postretirement benefit obligations was primarily the result of an increase in the discount rate. In 2023, the actuarial loss recognized in the pension benefit obligation was largely the combination of losses resulting from decreased discount rates, offset in part by higher asset gains. The actuarial gain recognized in the other postretirement benefit obligation was largely the combinations of gains due to a decrease in expected claims, offset in part by losses resulting from decreased discount rates. For more information on the discount rates, see the table below. Unrecognized pension actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of assets are amortized over the average life expectancy of plan participants for frozen plans. The market-related value of assets is determined using a 5 year average of assets.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The pension plans all have accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31, were as follows:

	2024	2023
	(In thousands)
Projected benefit obligation	$30,720	$33,380
Accumulated benefit obligation	$30,720	$33,380
Fair value of plan assets	$30,375	$30,187
The components of net periodic benefit cost, other than the service cost component, are included in other income (expense) on the Consolidated Statements of Operations. Prior service credit is amortized on a straight-line basis over the average remaining service period of active participants. The components related to our pension and other postretirement benefit plans for the years ended December 31, were as follows:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$372	$361	$522
Interest cost	1,542	1,633	1,127	697	721	514
Expected return on assets	(1,812)	(1,800)	(1,973)	—	11	(12)
Amortization of prior service credit	—	—	—	(30)	(79)	(79)
Amortization of actuarial gain (loss)	559	510	856	(118)	(175)	351
Net periodic benefit cost	289	343	10	921	839	1,296
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Net (gain) loss	(479)	(797)	1,155	(1,221)	(678)	(4,833)
Amortization of actuarial gain (loss)	(559)	(510)	(856)	118	175	(351)
Amortization of prior service credit	—	—	—	30	79	79
Total recognized in accumulated other comprehensive loss	(1,038)	(1,307)	299	(1,073)	(424)	(5,105)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(749)	$(964)	$309	$(152)	$415	$(3,809)

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Weighted average assumptions used to determine benefit obligations at December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Discount rate	5.40%	4.83%	5.44%	4.84%
Expected return on plan assets	6.00%	6.50%	—%	—%
Rate of compensation increase	N/A	N/A	4.00%	4.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Discount rate	4.83%	5.06%	4.84%	5.06%
Expected return on plan assets	6.50%	6.50%	—%	6.00%
Rate of compensation increase	N/A	N/A	4.00%	3.00%
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2024, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 20 percent to 30 percent equity securities and 70 percent to 80 percent fixed-income securities and the expected rate of return from these asset categories.
Health care rate assumptions for our other postretirement benefit plans as of December 31, were as follows:

	2024	2023
Health care trend rate assumed for next year	8.5%	7.5%
Health care cost trend rate – ultimate	4.5%	4.5%
Year in which ultimate trend rate achieved	2035	2034
Our other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree’s age and years of service at retirement or the date of retirement. We contribute a flat dollar amount to the monthly premiums, which is updated annually on January 1.
We do not expect to contribute to our defined pension plans in 2025. We expect to contribute approximately $702,000 to our postretirement benefit plans in 2025.
The following benefit payments, which reflect future service, as appropriate, at December 31, 2024, are as follows:

Years	Pension Benefits	Other Postretirement Benefits
	(In thousands)
2025	$2,780	$702
2026	2,740	915
2027	2,690	1,050
2028	2,630	1,166
2029	2,590	1,215
2030-2034	11,920	6,548

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Outside investment managers manage our pension assets. Our investment policy with respect to the pension assets is to make investments solely in the interest of the participants and beneficiaries of the plans and for the exclusive purpose of providing benefits accrued and defraying the reasonable expenses of administration. We strive to maintain investment diversification to assist in minimizing the risk of large losses. Our policy guidelines allow for investment of funds in cash equivalents, fixed-income securities and equity securities. The guidelines prohibit investment in commodities and futures contracts, equity private placement, employer securities, leveraged or derivative securities, options, direct real estate investments, precious metals, venture capital and limited partnerships. The guidelines also prohibit short selling and margin transactions. Our practice is to periodically review and rebalance asset categories based on our targeted asset allocation percentage policy.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value ASC establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs. The estimated fair values of our pension plans’ assets are determined using the market approach.
The carrying value of the pension plans’ Level 2 cash equivalents approximates fair value and is determined using observable inputs in active markets or the net asset value of shares held at year end, which is determined using other observable inputs, including pricing from outside sources.
The carrying value of the pension plan’s Level 2 money market funds are valued at the net asset value of shares held at the end of the period, based on published market quotations on active markets, or using other known sources including pricing from outside sources.
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
The fair value of our pension plans’ assets by class were as follows:

	Fair Value Measurements at December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
	(In thousands)
Assets:
Cash equivalents	$—	$297	$—	$297
Collective and mutual funds	28,374	1,672	—	30,046
Money market funds	—	32	—	32
Total assets measured at fair value	$28,374	$2,001	$—	$30,375

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

	Fair Value Measurements at December 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
	(In thousands)
Assets:
Cash equivalents	$—	$1,021	$—	$1,021
Collective and mutual funds	25,981	2,565	—	28,546
Investments measured at net asset value*	—	—	—	620
Total assets measured at fair value	$25,981	$3,586	$—	$30,187
__________________
*In accordance with ASC 820 - Fair Value, Measurements certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the Consolidated Balance Sheets.
Nonqualified benefit plans
Prior to the Separation, we participated in unfunded, nonqualified defined benefit plans sponsored by MDU Resources. In connection with the Separation, we assumed all the obligations and liabilities of our employees in those plans, along with all MDU Resources employees that transferred to Knife River as a result of the Separation. Subsequent to the Separation, the unfunded, nonqualified defined benefit plans in which we participate are single employer plans for executive officers and certain key management employees. The plans generally provide for defined benefit payments at age 65 following the employee’s retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, the unfunded, nonqualified defined benefit plans were frozen to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained.
The projected benefit obligation and accumulated benefit obligation for our participants in these plans at December 31, were as follows:

	2024	2023
	(In thousands)
Projected benefit obligation	$14,468	$15,873
Accumulated benefit obligation	$14,468	$15,873
The components of net periodic benefit cost are included in other income (expense) on the Consolidated Statements of Operations. The components related to our participation in the nonqualified defined benefit plans for the years ended December 31, were as follows:

	2024	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$714	$765	$460
Recognized net actuarial loss	—	—	39
Net periodic benefit cost	$714	$765	$499

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Weighted average assumptions used at December 31, were as follows:

	2024	2023
Benefit obligation discount rate	5.29%	4.74%
Benefit obligation rate of compensation increase	N/A	N/A
Net periodic benefit cost discount rate	4.74%	4.93%
Net periodic benefit cost rate of compensation increase	N/A	N/A
The amount of future benefit payments for the unfunded, nonqualified defined benefit plans at December 31, 2024 are expected to aggregate as follows:

	2025	2026	2027	2028	2029	2030-2034
	(In thousands)
Nonqualified benefits	$1,720	$1,690	$1,650	$1,690	$1,400	$5,090
Prior to the Separation, we participated in nonqualified defined contribution plans sponsored by MDU Resources. In connection with the Separation, we assumed all the obligations and liabilities of our employees in those plans, along with all MDU Resources employees that transferred to Knife River as a result of the Separation. In 2020, the plan established in 2012 was frozen to new participants and no new employer contributions were made to the plan after December 31, 2020. Vesting for participants not fully vested was retained.
Effective January 1, 2021, a new nonqualified defined contribution plan was adopted, to replace the plan originally established in 2012 with similar provisions. Expenses we incurred under these plans for 2024, 2023 and 2022 were $800,000, $1.5 million and $1.2 million, respectively.
The amount of investments that we anticipate using to satisfy obligations under these plans at December 31, was as follows:

	2024	2023
	(In thousands)
Investments
Insurance contract[1]	$28,377	$24,896
Life insurance[2]	7,484	7,175
Other	4,082	3,241
Total investments	$39,943	$35,312
__________________
1For more information on the insurance contract, see Note 8.
2Investments of life insurance are carried on plan participants (payable upon the employee’s death).
Defined contribution plan
We sponsor a defined contribution plan in which our employees participate. The costs incurred by us under this plan for eligible employees were $33.9 million, $31.1 million and $27.6 million in 2024, 2023 and 2022, respectively.
Multiemployer plans
We contribute to a number of MEPPs under the terms of collective-bargaining agreements that cover our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
•Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If we choose to stop participating in some of our MEPPs, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our participation in these plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2024, 2023 and 2022 is for the plan’s year-end at December 31, 2023, December 31, 2022 and December 31, 2021, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the “red zone,” or critical status, are generally less than 65 percent funded, plans in the “yellow zone,” or endangered status, are between 65 percent and 80 percent funded, and plans in the “green zone,” or healthy status, are at least 80 percent funded.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2024	2023		2024	2023	2022
					(In thousands)
Minnesota Teamsters Construction Division Pension Fund	416187751-001	Green	Green	No	367	418	644	No	4/30/2027
Pension Trust Fund for Operating Engineers	946090764-001	Green	Yellow	No	2,746	2,476	2,484	No	3/31/2026- 6/30/2026
Western Conference of Teamsters Pension Plan	916145047-001	Green	Green	No	3,396	3,307	3,127	No	12/31/2023- 6/30/2026	*
Other funds					6,652	6,540	6,743
Total contributions					$13,161	$12,741	$12,998
__________________
*Plan includes contributions required by collective bargaining agreements which have expired but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.
We were listed in the plans’ Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31, of the Plan’s Year-End)
DB Pension Plan of AGC-IUOE Local 701 Pension Trust Fund	2023 and 2022
Minnesota Teamsters Construction Division Pension Fund	2023 and 2022
Southwest Marine Pension Trust	2022
We also contribute to a number of multiemployer other postretirement plans under the terms of collective-bargaining agreements that cover our union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. Our total contributions to the multiemployer other postretirement plans, which also includes contributions to active multiemployer health and welfare plans, were $2.0 million, $1.8 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Note 18    – Commitments and contingencies
We are party to claims and lawsuits arising out of our business and that of our consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual and statutory obligations. We accrue a liability for those contingencies when the incurrence of a loss is probable, and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, we disclose the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss, including, but not limited to, when: (1) the damages are unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
At December 31, 2024 and 2023, we accrued liabilities which have not been discounted, of $6.6 million and $873,000, respectively. At December 31, 2024 and 2023, we also recorded corresponding insurance receivables of $459,000 and $42,000, respectively, related to the accrued liabilities. The accruals are for contingencies, including litigation and environmental matters. Most of these claims and lawsuits are covered by insurance, thus our exposure is typically limited to our deductible amount. We will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon our financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
At this time, Knife River - Northwest does not believe it is a responsible party and has notified Georgia-Pacific West, Inc., that it intends to seek indemnity for liabilities incurred in relation to the above matters pursuant to the terms of their sale agreement.
We believe it is not probable that we will incur any material environmental remediation costs or damages in relation to the above referenced matter.
Purchase commitments
We have entered into various commitments, largely purchased cement, liquid asphalt, minimum royalties and fuel. The commitment terms vary in length, up to 24 years. The commitments under these contracts as of December 31, 2024, were:

	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Purchase commitments	$52,762	$28,025	$2,660	$2,116	$1,929	$7,593
These commitments were not reflected in our audited consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2024, 2023 and 2022 were $128.3 million, $128.7 million and $167.6 million, respectively.
Guarantees
We have outstanding obligations to third parties where we have guaranteed their performance. These guarantees are related to contracts for contracting services and certain other guarantees. At December 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregated $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at December 31, 2024.
We have outstanding letters of credit to third parties related to insurance policies, reclamation obligations and other agreements. At December 31, 2024, the fixed maximum amounts guaranteed under these letters of credit aggregated to $20.6 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $20.5 million in 2025, $0 in 2026 and $104,000 in 2027. There were no amounts outstanding under the previously mentioned letters of credit at December 31, 2024.
In the normal course of business, we have surety bonds related to contracts for contracting services and reclamation obligations of its subsidiaries. In the event a subsidiary of ours does not fulfill a bonded obligation, we would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for its subsidiaries in the future. At December 31, 2024, approximately $638.1 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 19    – Related-party transactions
Allocation of corporate expenses
Prior to the Separation, Centennial and MDU Resources provided expense allocations for corporate services provided to us, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, and other shared services. Some of these services were provided by MDU Resources on a temporary basis under a transition services agreement. For the years ended December 31, 2023 and 2022, we were allocated $10.7 million and $18.0 million, respectively, for these corporate services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of total capital invested, the percent of total average commercial paper borrowings at Centennial or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.
Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, us during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had we operated as a stand-alone public company for these periods. Actual costs that would have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees, and strategic decisions made in areas such as selling and marketing, information technology and infrastructure.
Transition services agreements
As part of the Separation, MDU Resources provided transition services to us and we provided transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. For the years ended December 31, 2024 and 2023, we paid $1.2 million and $3.0 million, respectively, related to these activities, which was reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, we received $156,000 and $824,000, respectively, related to these activities, which was reflected in other income on the Consolidated Statements of Operations. The majority of the transition services were completed over a period of 1 year after the Separation and, as of December 31, 2024, no further obligation for services exists for either party.
Note 20    – Subsequent Event
On January 1, 2025, we completed a reorganization of our operating segments, including the management of the segments, to align with our business strategy. In the first quarter of 2025, we will begin reporting our financial information under four operating segments: West, Mountain, Central and Energy Services. Under the new operating structure, the previous Pacific and Northwest operating segments will become the West operating segment and the North Central and South operating segments will become the Central operating segment.

Index
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
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
The information required by this item is included in this Form 10-K at Item 8 - Management’s Report on Internal Control Over Financial Reporting.
As previously disclosed, we completed the acquisition of Albina Asphalt on November 2, 2024, and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude Albina Asphalt from the scope of our internal controls over financial reporting and procedures for the year ended December 31, 2024. We are in the process of evaluating the existing controls and procedures of Albina and integrating them in our system of internal controls over financial reporting.
Attestation Report of the Registered Public Accounting Firm
The information required by this item is included in this Form 10-K at Item 8 - Report of Independent Registered Public Accounting Firm.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Index
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in the Company's Proxy Statement, which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be included in the Company’s Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table includes information as of December 31, 2024, with respect to our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[2]	(b) Weighted average exercise price of outstanding options, warrants and [3]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4]
Equity compensation plans approved by stockholders[1]	324,108	—	2,039,085
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	324,108	—	2,039,085
1Consists of the Knife River Long-Term Performance-Based Incentive Plan, as discussed in Item 8 - Note 12.
2Consists of restricted stock units and performance share awards.
3No weighted average exercise price is shown for the restricted stock units or performance share awards because such awards have no exercise price.
4This amount includes 2,363,193 shares available for future issuance under the Long-Term Performance-Based Incentive Plan in connection with grants of restricted stock units, performance share awards or other equity-based awards.

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

Index
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

Index
EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	File Number	Exhibit	Filing Date
2.1+	Separation and Distribution Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.			8-K	001-41642	2.1	June 1, 2023
2.2*+	Asset and Equity Purchase Agreement, dated December 20, 2024, by and among Strata Corporation, Glacier Resources, Ltd., the equity holders of Strata Corporation and Glacier Resources Ltd., Landmark Investments, L.L.C., the current equity holders of Landmark Investments, L.L.C., the beneficiaries of certain trusts, the sellers' representative, and KRC Holdings, Inc.			8-K	001-41642	2.1	December 26, 2024
3.1	Amended and Restated Certificate of Incorporation of Knife River Corporation.			8-K	001-41642	3.1	June 1, 2023
3.2	Amended and Restated Bylaws of Knife River Corporation.			8-K	001-41642	3.2	June 1, 2023
4.1	Indenture, dated as of April 25, 2023, by and among Knife River Corporation and U.S. Bank Trust Company, National Association.			10-12B/A	001-41642	4.2	April 28, 2023
4.2	Supplemental Indenture, dated as of May 31, 2023, by and among the parties that are signatories thereto as Guarantors, Knife River Corporation and U.S. Bank Trust Company, National Association.			8-K	001-41642	4.2	June 1, 2023
4.3	Knife River Corporation Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.			10-K	001-41642	4.3	February 27, 2024
10.1	Tax Matters Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.			8-K	001-41642	10.2	June 1, 2023
10.2*	Credit Agreement, dated as of May 31, 2023, by and among Knife River Corporation, JPMorgan Chase Bank, N.A. and Lenders and L/C Issuers party thereto.			8-K	001-41642	10.4	June 1, 2023
10.3**	Knife River Corporation Change in Control Severance Plan.			8-K	001-41642	10.1	August 21, 2024
10.4**	Knife River Corporation Long Term Performance-Based Incentive Plan.			8-K	001-41642	10.5	June 1, 2023
10.5**	Form of Knife River Corporation Restricted Stock Unit Award Agreement for Non-Employee Directors under the Long-Term Performance-Based Incentive Plan, as of May 15, 2024.			10-Q	001-41642	10(b)	August 6, 2024
10.6**	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, effective July 12, 2023.			10-Q	001-41642	10(a)	November 6, 2023
10.7**	Form of Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 22, 2024.			10-K	001-41642	10.7	February 27, 2024
10.8**	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 22, 2024.			10-K	001-41642	10.8	February 27, 2024
10.9**	Knife River Corporation Executive Incentive Compensation Plan, including Rules and Regulations.			8-K	001-41642	10.6	June 1, 2023
10.10**	Knife River Corporation Deferred Compensation Plan-Plan Document and Adoption Agreement.			8-K	001-41642	10.7	June 1, 2023

Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	File Number	Exhibit	Filing Date
10.11**	Knife River Corporation Supplemental Income Security Plan.			8-K	001-41642	10.8	June 1, 2023
10.12**	Knife River Corporation Nonqualified Defined Contribution Plan.			8-K	001-41642	10.9	June 1, 2023
10.13**	Knife River Corporation Director Compensation Policy.			8-K	001-41642	10.10	June 1, 2023
10.14**	Knife River Corporation Director Compensation Policy, as amended May 15, 2024.			10-Q	001-41642	10(a)	August 6, 2024
10.15**	Knife River Corporation Deferred Compensation Plan for Directors.			8-K	001-41642	10.11	June 1, 2023
10.16**	Knife River Corporation, 401(k) Retirement Plan, effective May 1, 2023.			10-Q	001-41642	10(l)	August 8, 2023
10.17**	Knife River Corporation, 401(k) Retirement Plan, as amended January 1, 2024.			10-K	001-41642	10.16	February 27, 2024
10.18**	Knife River Corporation, 401(k) Retirement Plan, as amended December 18, 2024.	X
10.19**	Form of Knife River Corporation Director and/or Executive Officer Indemnification Agreement.			10-12B/A	001-41642	10.16	April 28, 2023
10.20**	Promotion Letter with Nathan Ring dated as of March 15, 2023.			10-12B/A	001-41642	10.9	April 28, 2023
10.21**	Promotion Letter with Nancy Christenson dated as of March 15, 2023.			10-12B/A	001-41642	10.12	April 28, 2023
10.22**	Promotion Letter with Karl Liepitz dated as of March 15, 2023.			10-12B/A	001-41642	10.13	April 28, 2023
10.23**	Promotion Letter with Trevor Hastings dated as of March 15, 2023.			10-12B/A	001-41642	10.14	April 28, 2023
10.24**	Promotion Letter with Brian R. Gray dated as of March 27, 2023.			10-12B/A	001-41642	10.15	April 28, 2023
19	Knife River Insider Trading Policy.	X
21.1	List of Subsidiaries of Knife River Corporation.	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
95	Mine Safety Disclosures.	X
97+	Knife River Corporation Incentive Compensation Recovery Policy.			10-K	001-41642	97+	February 27, 2024
101	The following financial information formatted in Inline XBRL:	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	File Number	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).	X

‘+ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

** Management contract, compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Knife River Corporation

Date:	February 21, 2025	By:	/s/ Brian R. Gray
Brian R. Gray
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brian R. Gray	President, Chief Executive Officer and Director	February 21, 2025
Brian R. Gray
(Principal Executive Officer)

/s/ Nathan W. Ring	Vice President and Chief Financial Officer	February 21, 2025
Nathan W. Ring
(Principal Financial Officer)

/s/ Marney L. Kadrmas	Chief Accounting Officer	February 21, 2025
Marney L. Kadrmas
(Principal Accounting Officer)

/s/ Karen B. Fagg	Chair of the Board and Director	February 21, 2025
Karen B. Fagg

/s/ Patricia Chiodo	Director	February 21, 2025
Patricia Chiodo

/s/ Thomas W. Hill	Director	February 21, 2025
Thomas W. Hill

/s/ German Carmona Alvarez	Director	February 21, 2025
German Carmona Alvarez

/s/ Patricia L. Moss	Director	February 21, 2025
Patricia L. Moss

/s/ William Sandbrook	Director	February 21, 2025
William Sandbrook