Form 10-Q
period 2025-03-31
Knife River Corp
filed 2025-05-06
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2025: 56,652,361 shares.

Index
Unless otherwise stated or the context otherwise requires, references in this report to “Knife River,” the “Company,” “we,” “our,” or “us” refer to Knife River Corporation and its consolidated subsidiaries.

Index
Introduction
Knife River is an aggregates-led construction materials and contracting services provider in the United States. Our 1.2 billion tons of aggregate reserves, as of December 31, 2024, provide the foundation for our vertically integrated business strategy, with approximately 37 percent of our aggregates being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, asphalt paving, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). We are strategically focused on being the provider of choice in mid-size, high-growth markets and are committed to our plan for continued growth and to delivering for our stakeholders — customers, communities, employees and stockholders — by executing on our four core values: People, Safety, Quality and the Environment.
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
In January 2025, we made a change to our organizational structure to better align with our business strategy. We reorganized our business segments to reflect changes in the way our chief operating decision maker evaluates performance, makes operating decisions and allocates resources. Our former Pacific and Northwest operating segments were combined to form the new West operating segment. Our former North Central and South operating segments were combined to form the new Central operating segment. The reorganization resulted in four operating segments: West, Mountain, Central and Energy Services, each of which is also a reportable segment. All periods have been recast to conform to the current reportable segment presentation.
Three of the reportable segments are aligned by key geographic areas, West, Mountain and Central, due to the production of construction materials and related contracting services and one is based on product line. Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt and contracting services, while the Energy Services segment, which has locations throughout our geographic footprint, produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction. We also provide the details of Corporate Services, which includes accounting, legal, treasury, information technology, human resources, corporate development costs and certain corporate expenses that support our operating segments. For more information on our business segments, see Note 15 of the Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share amounts)
Revenue:
Construction materials	$213,407	$204,095
Contracting services	140,064	125,495
Total revenue	353,471	329,590
Cost of revenue:
Construction materials	233,763	209,830
Contracting services	129,303	113,266
Total cost of revenue	363,066	323,096
Gross profit	(9,595)	6,494
Selling, general and administrative expenses	73,058	60,221
Operating loss	(82,653)	(53,727)
Interest expense	15,263	13,976
Other income	4,567	3,748
Loss before income taxes	(93,349)	(63,955)
Income tax benefit	(24,639)	(16,326)
Net loss	$(68,710)	$(47,629)

Net loss per share
Basic	$(1.21)	$(.84)
Diluted	$(1.21)	$(.84)
Weighted average common shares outstanding:
Basic	56,626	56,590
Diluted	56,626	56,590
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Net loss	$(68,710)	$(47,629)
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $20 and $25 for the three months ended 2025 and 2024, respectively	63	78
Postretirement liability adjustment	63	78
Other comprehensive income	63	78
Comprehensive loss attributable to common stockholders	$(68,647)	$(47,551)
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$138,482	$170,658	$281,134
Receivables, net	238,066	183,708	267,240
Costs and estimated earnings in excess of billings on uncompleted contracts	28,505	33,559	31,283
Inventories	467,051	375,783	380,336
Prepayments and other current assets	74,600	54,051	27,675
Total current assets	946,704	817,759	987,668
Noncurrent assets:
Net property, plant and equipment	1,743,513	1,320,612	1,441,700
Goodwill	449,554	274,478	297,225
Other intangible assets, net	41,967	10,277	29,414
Operating lease right-of-use assets	46,516	45,832	49,378
Investments and other	52,453	44,685	45,817
Total noncurrent assets	2,334,003	1,695,884	1,863,534
Total assets	$3,280,707	$2,513,643	$2,851,202
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$11,780	$7,072	$10,475
Accounts payable	111,962	97,379	140,834
Billings in excess of costs and estimated earnings on uncompleted contracts	42,016	50,844	42,126
Accrued compensation	18,983	17,699	50,655
Accrued interest	15,951	15,459	5,535
Other taxes payable	14,195	11,884	8,286
Current operating lease liabilities	13,398	13,282	14,844
Other accrued liabilities	93,781	83,611	97,282
Total current liabilities	322,066	297,230	370,037
Noncurrent liabilities:
Long-term debt	1,160,385	673,539	666,911
Deferred income taxes	221,588	174,122	174,727
Noncurrent operating lease liabilities	33,118	32,551	34,534
Other	135,966	117,574	128,908
Total liabilities	1,873,123	1,295,016	1,375,117
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,083,497 shares issued and 56,652,361 shares outstanding at March 31, 2025; 57,040,840 shares issued and 56,609,704 shares outstanding at March 31, 2024; 57,043,841 shares issued and 56,612,705 shares outstanding at December 31, 2024	571	570	570
Other paid-in capital	621,042	614,679	620,897
Retained earnings	798,836	618,245	867,546
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)	(3,626)
Accumulated other comprehensive loss	(9,239)	(11,241)	(9,302)
Total stockholders' equity	1,407,584	1,218,627	1,476,085
Total liabilities and stockholders' equity	$3,280,707	$2,513,643	$2,851,202
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2024	57,043,841	$570	$620,897	$867,546	(431,136)	$(3,626)	$(9,302)	$1,476,085
Net loss	—	—	—	(68,710)	—	—	—	(68,710)
Other comprehensive income	—	—	—	—	—	—	63	63
Stock-based compensation expense	—	—	2,799	—	—	—	—	2,799
Common stock issued for employee compensation, net of tax withholding	39,656	1	(2,654)	—	—	—	—	(2,653)
At March 31, 2025	57,083,497	$571	$621,042	$798,836	(431,136)	$(3,626)	$(9,239)	$1,407,584
The accompanying notes are an integral part of these consolidated financial statements.

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2023	57,009,542	$570	$614,513	$665,874	(431,136)	$(3,626)	$(11,319)	$1,266,012
Net loss	—	—	—	(47,629)	—	—	—	(47,629)
Other comprehensive income	—	—	—	—	—	—	78	78
Stock-based compensation expense	—	—	1,811	—	—	—	—	1,811
Common stock issued for employee compensation, net of tax withholding	31,298	—	(1,645)	—	—	—	—	(1,645)
At March 31, 2024	57,040,840	$570	$614,679	$618,245	(431,136)	$(3,626)	$(11,241)	$1,218,627
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Operating activities:
Net loss	$(68,710)	$(47,629)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	38,762	32,212
Deferred income taxes	437	(311)
Provision for credit losses	335	(6)
Amortization of debt issuance costs	787	691
Employee stock-based compensation costs	2,799	1,811
Pension and postretirement benefit plan net periodic benefit cost	360	303
Unrealized (gains) losses on investments	692	(1,212)
Gains on sales of assets	(2,410)	(1,249)
Gain on bargain purchase	(3,547)	—
Equity in (losses) earnings of unconsolidated affiliates	15	(4)
Changes in current assets and liabilities, net of acquisitions:
Receivables	41,081	76,816
Inventories	(50,360)	(56,160)
Other current assets	(35,473)	(16,528)
Accounts payable	(12,772)	(4,183)
Other current liabilities	(40,255)	(39,691)
Pension and postretirement benefit plan contributions	(158)	(128)
Other noncurrent changes	3,140	12,058
Net cash used in operating activities	(125,277)	(43,210)
Investing activities:
Capital expenditures	(74,958)	(43,689)
Acquisitions, net of cash acquired	(443,439)	—
Net proceeds from sale or disposition of property and other	17,524	1,629
Investments	(2,760)	(3,009)
Net cash used in investing activities	(503,633)	(45,069)
Financing activities:
Issuance of long-term debt	500,000	—
Repayment of long-term debt	(19)	(1,738)
Debt issuance costs	(11,070)	—
Tax withholding on stock-based compensation	(2,653)	(1,645)
Net cash provided by (used in) financing activities	486,258	(3,383)
Decrease in cash, cash equivalents and restricted cash	(142,652)	(91,662)
Cash, cash equivalents and restricted cash -- beginning of year	281,134	262,320
Cash, cash equivalents and restricted cash -- end of period	$138,482	$170,658
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
March 31, 2025 and 2024
(Unaudited)
Note 1 - Background
At Knife River, we are a people-first construction materials and contracting services company. We provide construction materials and contracting services to build safe roads, bridges, airport runways and other critical infrastructure needs that connect people with where they want to go and with the supplies they need. We are one of the leading providers of crushed stone and sand and gravel in the United States and operate across 14 states. We conduct our operations through four reportable segments: West, Mountain, Central and Energy Services.
In January 2025, we made a change to our organizational structure to better align with our business strategy. We reorganized our business segments to reflect changes in the way our chief operating decision maker evaluates performance, makes operating decisions and allocates resources. Our former Pacific and Northwest operating segments were combined to form the new West operating segment. Our former North Central and South operating segments were combined to form the new Central operating segment. The reorganization resulted in four operating segments: West, Mountain, Central and Energy Services, each of which is also a reportable segment. Each segment’s performance is evaluated based on segment results without allocating corporate expenses, which include corporate costs associated with accounting, legal, treasury, business development, information technology, human resources, and other corporate expenses that support the operating segments. Prior periods have been recast to conform to the current reportable segment presentation.
Note 2 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with the Company's 2024 Annual Report on Form 10-K (Annual Report). The information is unaudited but includes adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature.
All revenues and costs, as well as assets and liabilities, directly associated with our business activities are included in the consolidated financial statements. General corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses and other income.
On March 7, 2025, we acquired Strata Corporation (Strata), a leading construction materials and contracting services provider in North Dakota and northwestern Minnesota. The purchase price for Strata totaled $454.0 million and is subject to post-closing adjustments. The results of operations and balance sheet accounts for Strata are included in the consolidated financial statements from the date of acquisition.
Management has also evaluated the impact of events occurring after March 31, 2025, up to the date of issuance of these consolidated interim financial statements on May 6, 2025, that would require recognition or disclosure in the Consolidated Financial Statements.
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

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Cash and cash equivalents	$86,118	$128,359	$236,799
Restricted cash	52,364	42,299	44,335
Cash, cash equivalents and restricted cash	$138,482	$170,658	$281,134
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
Note 3 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to Knife River and the potential impact on its consolidated financial statements and/or disclosures:

Standard	Description	Standard Effective Date	Impact on financial statements/disclosures
Recently adopted Financial Accounting Standards Board (FASB) accounting standards updates (ASU)
ASU 2023-07 - Improvements to Reportable Segment Disclosures	In November 2023, the FASB issued guidance on modifying the disclosure requirements to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The guidance also expands the interim disclosure requirements. The guidance is to be applied on a retrospective basis to the financial statements and footnotes and early adoption is permitted.	Adopted for the year ended December 31, 2024.	We updated our disclosures for the year ended December 31, 2024 and interim periods for 2025 to incorporate the required changes.
ASU 2023-09 - Improvements to Income Tax Disclosures	In December 2023, the FASB issued guidance on modifying the disclosure requirements to increase transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is to be applied on a prospective basis to the financial statements and footnotes, however, retrospective adoption is also permitted. The guidance also permits early adoption.	Adopted for the year ended December 31, 2024.	We updated our disclosures, which were not material, for the year ended December 31, 2024.
Recently issued ASU's not yet adopted
ASU 2024-03 -Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance on modifying the disclosure requirements to improve the disclosures for a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is to be applied either on a prospective basis to the financial statements issued for reporting periods after the effective date or on a retrospective basis to the financial statements to all prior periods presented in the financial statements. Early adoption is permitted.
		Annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.	We are currently evaluating the impact the guidance will have on our disclosures for the year ended December 31, 2027 and interim periods for fiscal year 2028.

Index
Note 4 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $27.3 million, $12.6 million and $14.3 million at March 31, 2025, March 31, 2024 and December 31, 2024, respectively. Receivables were as follows:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Trade receivables	$122,828	$107,834	$134,480
Contract receivables	85,939	50,427	104,547
Retention receivables	33,617	31,524	32,558
Receivables, gross	242,384	189,785	271,585
Less expected credit loss	4,318	6,077	4,345
Receivables, net	$238,066	$183,708	$267,240
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
Details of our expected credit losses were as follows:

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2024	$2,478	$780	$921	$166	$4,345
Current expected credit loss provision	—	42	30	263	335
Less write-offs charged against the allowance	73	8	18	263	362
At March 31, 2025	$2,405	$814	$933	$166	$4,318

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2023	$3,057	$2,293	$718	$100	$6,168
Current expected credit loss provision	(46)	(47)	87	—	(6)
Less write-offs charged against the allowance	80	2	3	—	85
At March 31, 2024	$2,931	$2,244	$802	$100	$6,077
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Finished products	$299,032	$242,952	$252,563
Raw materials	126,949	95,132	91,334
Supplies and parts	41,070	37,699	36,439
Total	$467,051	$375,783	$380,336

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

Index
Note 6 - Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance shares and restricted stock units. Our potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share and is considered antidilutive. Weighted average common shares outstanding is comprised of issued shares of 57,083,497 less shares held in treasury of 431,136. Basic and diluted net loss per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share amounts)
Net loss	$(68,710)	$(47,629)
Weighted average common shares outstanding - basic	56,626	56,590
Effect of dilutive performance shares and restricted stock units	—	—
Weighted average common shares outstanding - diluted	56,626	56,590
Shares excluded from the calculation of diluted loss per share	274	179
Net loss per share - basic	$(1.21)	$(.84)
Net loss per share - diluted	$(1.21)	$(.84)
Note 7 - Accumulated other comprehensive loss
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income (loss) is the amortization of postretirement liability losses for our benefit plans. As of March 31, 2025 and 2024, and December 31, 2024, accumulated other comprehensive loss was $9.2 million, $11.2 million and $9.3 million, respectively.
For the three months ended March 31, 2025 and 2024, we amortized $63,000 and $78,000, respectively, of expense into other income, and $20,000 and $25,000, respectively, into income taxes.
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

Index
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

Three Months Ended March 31, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$56,257	$8,043	$17,092	$—	$—	$81,392
Ready-mix concrete	69,780	13,087	25,591	—	—	108,458
Asphalt	8,866	498	6,770	—	—	16,134
Liquid asphalt	—	—	—	12,228	—	12,228
Other	34,406	3	2,418	2,995	3,669	43,491
Contracting services public-sector	38,772	36,179	24,276	—	—	99,227
Contracting services private-sector	28,836	11,829	172	—	—	40,837
Internal sales	(28,899)	(3,645)	(8,478)	(3,678)	(3,596)	(48,296)
Revenues from contracts with customers	$208,018	$65,994	$67,841	$11,545	$73	$353,471

Three Months Ended March 31, 2024	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$58,947	$9,455	$15,871	$—	$—	$84,273
Ready-mix concrete	62,996	13,835	23,024	—	—	99,855
Asphalt	10,584	830	5,059	—	—	16,473
Liquid asphalt	—	—	—	11,035	—	11,035
Other	28,904	5	1,898	3,062	5,142	39,011
Contracting services public-sector	41,519	25,859	21,033	—	—	88,411
Contracting services private-sector	23,105	13,803	176	—	—	37,084
Internal sales	(28,516)	(3,962)	(6,097)	(2,981)	(4,996)	(46,552)
Revenues from contracts with customers	$197,539	$59,825	$60,964	$11,116	$146	$329,590

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
The changes in contract assets and liabilities were as follows:

	March 31, 2025	December 31, 2024	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$28,505	$31,283	$(2,778)	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(42,016)	(42,126)	110	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(13,511)	$(10,843)	$(2,668)

Index

	March 31, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$33,559	$27,293	$6,266	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(50,844)	(51,376)	532	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract liabilities	$(17,285)	$(24,083)	$6,798
We recognized $28.2 million in revenue for the three months ended March 31, 2025, which was previously included in contract liabilities at December 31, 2024. We recognized $30.5 million in revenue for the three months ended March 31, 2024, which was previously included in contract liabilities at December 31, 2023.
We recognized a net increase in revenues of $8.0 million and $9.2 million for the three months ended March 31, 2025 and 2024, respectively, from performance obligations satisfied in prior periods.
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
At March 31, 2025, our remaining performance obligations were $938.7 million. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $820.6 million within the next 12 months or less; $91.5 million within the next 13 to 24 months; and $26.6 million in 25 months or more.
Note 10 - Acquisitions and Dispositions
Acquisitions
The following acquisitions were accounted for as business combinations in accordance with ASC 805 - Business Combinations. The results of the business combinations have been included in the Company's Consolidated Financial Statements beginning on the acquisition dates. Pro forma financial amounts reflecting the effects of the business combinations are not presented, as none of these business combinations, individually or in the aggregate, were material to our financial position or results of operations.
Acquisitions are also subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business as of the closing date. The amounts included in the Consolidated Balance Sheets for these adjustments are considered provisional until final settlement has occurred.
Strata Corporation
On March 7, 2025, we completed the acquisition of Strata Corporation, a leading construction materials and contracting services provider in North Dakota and northwestern Minnesota. The purchase of Strata includes operations that expand our aggregates, ready-mix and asphalt operations, as well as our trucking fleet, locomotives and railcars, in our current geographic locations. The purchase price for Strata totaled $454.0 million and is subject to post-closing adjustments. The results of Strata are included in our Central segment.
The estimated fair value of the assets acquired and liabilities assumed are preliminary, as we continue to gather information to finalize the valuation of these assets and liabilities. The fair values are considered provisional until final fair values are determined, or the measurement period has passed. We expect to record adjustments as we accumulate the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. We utilized market and cost approaches to estimate the fair value of the property, plant and equipment, excluding aggregate reserves. The fair value of aggregate reserves and intangible assets were determined using the income approach. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. We engaged third-party valuation firms to assist in the analysis and valuation of the assets of Strata. While we chose to utilize third-party valuation firms, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
The excess of the total purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. We believe that the goodwill relates to several factors, including potential synergies related to market opportunities for multiple product offerings and economies of scale expected from combining our operations with the business acquired.
The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill, and will be made as soon as practical, but no later than one year from the respective acquisition dates. However, any subsequent measurement period adjustments are not expected to have a material impact on our results of operations.

Index
The preliminary allocation of the purchase price for Strata is as follows:

As of March 31, 2025
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,906
Receivables	8,374
Costs and estimated earnings in excess of billings on uncompleted contracts	4,390
Inventories	36,355
Assets held for sale	21,093
Prepayments and other current assets	4,850
Total current assets	82,968
Noncurrent assets:
Property, plant and equipment	266,370
Goodwill	152,329
Other intangible assets	13,600
Operating lease right-of-use assets	53
Total noncurrent assets	432,352
Total assets acquired	$515,320
Liabilities
Current liabilities:
Accounts payable	$3,312
Billings in excess of costs and estimated earnings on uncompleted contracts	921
Current operating lease liabilities	29
Other accrued liabilities	21,378
Total current liabilities	25,640
Noncurrent liabilities:
Deferred income taxes	45,092
Noncurrent operating lease liabilities	3,293
Total noncurrent liabilities	48,385
Total liabilities assumed	74,025
Total consideration (fair value)	$441,295
Intangible assets for Strata include $9.5 million for customer backlog, which has an amortization period of 10 months, and $4.1 million for permits, which has an amortization period of 10 years upon commencement of operations.
Other
During the first quarter of 2025, we completed the acquisition of an aggregate quarry operation in Washington for $10.1 million, which will supply aggregates to Southern Washington and Northern Oregon. The acquisition resulted in the recognition of $15.1 million of assets in property, plant and equipment, $1.3 million deferred income tax liability and $202,000 in noncurrent liabilities - other. We have reviewed the fair values of the assets and liabilities and determined that the purchase would result in a gain being recognized at the time of the acquisition. We believe the bargain purchase gain was primarily the result of the sellers’ desire to exit quickly due to cash flow constraints which were limiting their ability to operate the business efficiently. The gain on the purchase was $3.5 million, net of deferred taxes of $1.3 million, and was recorded in other income on the Consolidated Statement of Operations. The results of this acquisition are included in our West segment.

During 2024, we completed four acquisitions with an aggregated purchase price of $120.7 million, subject to future post-closing adjustments. As of March 31, 2025, the purchase accounting for Albina Asphalt is considered preliminary and will be completed in the second quarter of 2025.
For the three months ended March 31, 2025, we incurred acquisition-related costs on completed and other potential acquisitions of $5.3 million. These costs are included in our Corporate Services in selling, general and administrative expenses on the Consolidated Statement of Operations.

Index
Dispositions
On March 7, 2025, we sold four ready-mix plant operations for total proceeds of $14.5 million. The ready-mix plant operations were acquired by us as part of the Strata acquisition and subsequently sold to a third-party. The ready-mix plants were included in assets held for sale on the opening balance sheet for Strata at the time of the acquisition.
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at March 31, 2025
	(In thousands)
West	$123,674	$—	$—	$—	$123,674
Mountain	26,816	—	—	—	26,816
Central	115,322	152,329	—	—	267,651
Energy Services	31,413	—	—	—	31,413
Total	$297,225	$152,329	$—	$—	$449,554

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at March 31, 2024
	(In thousands)
West	$123,599	$—	$—	$—	$123,599
Mountain	26,816	—	—	—	26,816
Central	114,587	—	—	—	114,587
Energy Services	9,476	—	—	—	9,476
Total	$274,478	$—	$—	$—	$274,478

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Reallocation of Goodwill	Balance at December 31, 2024
	(In thousands)
West	$123,599	$75	$—	$—	$123,674
Mountain	26,816	—	—	—	26,816
Central	114,587	735	—	—	115,322
Energy Services	9,476	21,937	—	—	31,413
Total	$274,478	$22,747	$—	$—	$297,225

Index
Other amortizable intangible assets were as follows:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Customer relationships	$30,703	$18,540	$30,703
Less accumulated amortization	11,798	9,535	11,060
	18,905	9,005	19,643
Noncompete agreements	3,107	3,820	3,950
Less accumulated amortization	2,743	3,315	3,524
	364	505	426
Tradename	7,470	—	7,470
Less accumulated amortization	188	—	124
	7,282	—	7,346
Backlog	9,890	—	390
Less accumulated amortization	32	—	22
	9,858	—	368
Other	6,688	1,796	3,310
Less accumulated amortization	1,130	1,029	1,679
	5,558	767	1,631
Total	$41,967	$10,277	$29,414
The previous tables include goodwill and intangible assets associated with the business combinations completed in the first quarter of 2025. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three months ended March 31, 2025, and 2024 was $1.1 million and $545,000, respectively. Estimated amortization expense for identifiable intangible assets as of March 31, 2025, was:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Amortization expense	$12,034	$5,307	$4,287	$3,961	$3,466	$12,912
Note 12 - Fair value measurements
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
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invest in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $30.5 million, $27.1 million and $28.4 million at March 31, 2025 and 2024, and December 31, 2024, respectively, are classified as investments on the Consolidated Balance Sheets. These investments had a net unrealized loss of $692,000 and a net unrealized gain of $1.2 million for the three months ended March 31, 2025 and 2024, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$4,125	$—	$4,125
Insurance contracts	—	30,451	—	30,451
Total assets measured at fair value	$—	$34,576	$—	$34,576

	Fair Value Measurements at March 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$3,845	$—	$3,845
Insurance contracts	—	27,059	—	27,059
Total assets measured at fair value	$—	$30,904	$—	$30,904

	Fair Value Measurements at December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$4,082	$—	$4,082
Insurance contracts	—	28,377	—	28,377
Total assets measured at fair value	$—	$32,459	$—	$32,459
Our Level 2 money market funds are valued at the net asset value of shares held at the end of the period, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the Level 2 insurance contracts is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
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
The assets and liabilities of the acquisitions that occurred during the first quarter of 2025 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment. For more information on these Level 2 and 3 fair value measurements, see Note 10.

Index
Our long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of our Level 2 long-term debt was as follows:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Carrying amount	$1,189,931	$695,247	$689,950
Fair value	$1,208,611	$715,962	$707,853
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of ours contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes we, as applicable, were in compliance with at March 31, 2025. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

On March 7, 2025, we entered into an amendment to the senior secured credit agreement to, among other things, increase our revolving credit facility from $350.0 million to $500.0 million and extend the maturity to March 7, 2030, refinance the existing $275.0 million Term Loan A to extend the maturity to March 7, 2030, and provide for a new Term Loan B in an aggregate principal amount of $500.0 million with a maturity of March 8, 2032. The Term Loan B was funded on March 7, 2025. Each facility has a SOFR-based interest rate. The Term Loan A has a mandatory annual amortization of 2.50 percent for years one and two, 5.00 percent for years three and four, and 7.50 percent in the fifth year. The Term Loan B has a mandatory annual amortization of $5.0 million. The agreement contains customary covenants and provisions, including a covenant of Knife River not to permit, at any time, the ratio of total debt to trailing twelve month earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) to be greater than 4.75 to 1.00. The covenants also include restrictions on the sale of certain assets, loans and investments.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2025	March 31, 2025	March 31, 2024	December 31, 2024
		(In thousands)
Term loan A agreement due on March 7, 2030	6.05%	$264,688	$269,844	$264,688
Term loan B agreement due on March 8, 2032	6.29%	500,000	—	—
Senior notes due on May 1, 2031	7.75%	425,000	425,000	425,000
Other notes due on January 1, 2061	—%	243	403	262
Less unamortized debt issuance costs		17,766	14,636	12,564
Total long-term debt		1,172,165	680,611	677,386
Less current maturities		11,780	7,072	10,475
Net long-term debt		$1,160,385	$673,539	$666,911
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at March 31, 2025, were as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Long-term debt maturities	$8,875	$11,698	$16,580	$18,235	$23,197	$1,111,346

Index
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Interest paid, net	$4,731	$5,764
Income taxes paid, net	$2,883	$—

Noncash investing and financing transactions were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,179	$4,802
Property, plant and equipment additions in accounts payable	$5,023	$6,046
Note 15 - Business segment data
In January 2025, we made a change to our organizational structure to better align with our business strategy. We reorganized our business segments to reflect changes in the way our chief operating decision maker evaluates performance, makes operating decisions and allocates resources. Our former Pacific and Northwest operating segments were combined to form the new West operating segment. Our former North Central and South operating segments were combined to form the new Central operating segment. The reorganization resulted in four operating segments: West, Mountain, Central and Energy Services, each of which is also a reportable segment. Each segment’s performance is evaluated based on segment results without allocating corporate expenses, which include corporate costs associated with accounting, legal, treasury, business development, information technology, human resources, and other corporate expenses that support the operating segments.
Three of our reportable segments are aligned by key geographic areas due to the production of construction materials and related contracting services and one is based on product line. Each segment is led by a segment manager who reports to the Company’s chief operating officer, who is also the Company's chief operating decision maker, along with the chief executive officer. Our chief operating decision maker uses EBITDA to evaluate the performance of the segments, perform analytical comparisons to budget and uses historical and projected EBITDA to allocate resources, including capital allocations.
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
Corporate Services represents the unallocated costs of certain corporate functions, such as accounting, legal, treasury, business development, information technology, human resources and other corporate expenses that support the operating segments. Corporate Services also includes an immaterial amount of external revenue from the Knife River Training Center. We account for intersegment sales and transfers as if the sales or transfers were to third parties. The accounting policies applicable to each segment are consistent with those used in the audited consolidated financial statements.
The proceeding information follows the same accounting policies as described in the audited financial statements and notes included in the Company's 2024 Annual Report. Prior periods presented have been recast to conform to the current reportable segment presentation.

Index

	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$208,018	$65,994	$67,841	$11,545	$353,398	$197,539	$59,825	$60,964	$11,116	$329,444
Intersegment revenues	28,899	3,645	8,478	3,678	44,700	28,516	3,962	6,097	2,981	41,556
Total segment revenue	236,917	69,639	76,319	15,223	398,098	226,055	63,787	67,061	14,097	371,000

Other revenues[1]					3,669					5,142
Less: Elimination of intersegment revenue					48,296					46,552
Total consolidated revenue					$353,471					$329,590

Cost of revenue excluding depreciation, depletion and amortization	193,638	76,600	82,120	18,897		186,788	61,287	71,636	14,204
Selling, general and administrative expenses excluding depreciation, depletion and amortization	21,646	9,299	18,470	4,099		19,730	8,607	14,225	2,420
Other segment items[2]	3,281	(7)	(21)	(29)		(126)	43	78	44
Total segment EBITDA	$24,914	$(16,267)	$(24,292)	$(7,802)	$(23,447)	$19,411	$(6,064)	$(18,722)	$(2,483)	$(7,858)

Consolidated loss before income taxes					(93,349)					(63,955)
Plus:
Depreciation, depletion and amortization					38,762					32,212
Interest expense, net[3]					13,123					11,147
Less unallocated amounts:
Other corporate revenue					73					146
Other corporate expenses					(18,090)					(12,884)
Total segment EBITDA					$(23,447)					$(7,858)

Capital expenditures	$26,921	$13,929	$25,893	$1,617	$68,360	$18,581	$8,498	$6,582	$2,394	$36,055
Assets	$1,265,438	$350,259	$1,138,931	$285,681	$3,040,309	$1,202,549	$309,451	$603,182	$160,892	$2,276,074
Other assets					4,778,400					3,971,565
Elimination of intercompany receivables and investment in subsidiaries					4,538,002					3,733,996
Total consolidated assets					$3,280,707					$2,513,643
1    Other revenues is comprised of revenue included within our corporate services.
2    Other segment items is comprised of other income (expense) items on the income statement.
3    Interest expense, net is interest expense net of interest income.

Index
Note 16 - Commitments and contingencies
We are party to claims and lawsuits arising out of our business and that of our consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual and statutory obligations. We accrue a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, we disclose the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss including, but not limited to when: (1) the damages are unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
At March 31, 2025 and 2024, and December 31, 2024, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $3.4 million, $1.2 million and $6.6 million, respectively. At March 31, 2025 and 2024, and December 31, 2024, we also recorded corresponding insurance receivables of $0, $400,000 and $459,000, respectively, related to the accrued liabilities. Most of these claims and lawsuits are covered by insurance, thus our exposure is typically limited to our deductible amount. Management will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Knife River Corporation - Northwest is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in our 2024 Annual Report.
Guarantees
We have outstanding obligations to third parties where we have guaranteed our performance. These guarantees are related to contracts for contracting services and certain other guarantees. At March 31, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2025.
We have outstanding letters of credit to third parties related to insurance policies and other agreements. At March 31, 2025, the fixed maximum amounts guaranteed under these letters of credit aggregated $23.3 million. At March 31, 2025, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $11.8 million in 2025, $11.2 million in 2026, $104,000 in 2027 and $175,000 in 2028. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2025.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, we would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the future. At March 31, 2025, approximately $744.7 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 17 - Related-party transactions
Transition services agreements
On May 31, 2023, the separation of Knife River from MDU Resources Group, Inc. (MDU Resources) and its other businesses was completed and Knife River became an independent, publicly traded company (Separation) listed on the New York Stock Exchange under the symbol "KNF". As part of the Separation, MDU Resources provided transition services to us and we provided transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. We paid $816,000 for the three months ended March 31, 2024, related to these activities, which were reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. We received $76,000 for the three months ended March 31, 2024, related to these activities, which were reflected in other income on the Consolidated Statements of Operations. The majority of the transition services were completed over a period of one year after the Separation and, as of December 31, 2024, no further obligation for services exists for either party.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, projections, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, Knife River Corporation ("Knife River," the "Company," "we," "our," or "us") may publish or otherwise make available forward-looking statements of this nature, including statements related to its Competitive EDGE strategy (EDGE) implemented to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth, shareholder value creation, expected long-term goals, backlog margin and acquisitions or financing plans.
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties. Nonetheless, our expectations, beliefs or projections may not be achieved or accomplished and changes in such assumptions and factors could cause actual future results to differ materially.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of our Company, are expressly qualified by the risk factors and cautionary statements reported in the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2024 Annual Report on Form 10-K (Annual Report) and subsequent filings with the United States Securities and Exchange Commission (SEC).
Company Overview
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
We are one of the leading providers of crushed stone and sand and gravel in the United States and operate through four operating segments, which are also our reportable segments, across 14 states: West, Mountain, Central, and Energy Services. The geographic segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete construction, site development and grading. The Energy Services segment produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction.
As an aggregates-led construction materials and contracting services provider in the United States, our 1.2 billion tons of aggregate reserves, as of December 31, 2024, provide the foundation for a vertically integrated business strategy, with approximately 37 percent of our aggregates being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, laydown, asphalt paving, concrete construction, site development and grading services, bridges and in some segments the manufacturing of prestressed concrete products). Our aggregate sites and associated asphalt and ready-mix plants are primarily in strategic locations near mid-sized, high-growth markets, providing us with a transportation advantage for our materials that supports competitive pricing and increased margins. We provide our products and services to both public and private markets, with public markets being the majority of our work and tending to be more stable across economic cycles, which helps offset the cyclical nature of the private markets.

Index
We provide various products and services and operate a variety of facility types, including aggregate quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities, in the following states:
•West: Alaska, California, Hawaii, Oregon, and Washington
•Mountain: Idaho, Montana and Wyoming
•Central: Iowa, Minnesota, North Dakota, South Dakota and Texas
•Energy Services: California, Iowa, Nebraska, Oregon, South Dakota, Texas, Washington and Wyoming
The following table presents a summary of products and services provided, as well as modes of transporting those products:

	Products and Services							Modes of Transportation
Precast/
			Ready-Mix	Construction	Prestressed	Liquid		Heavy
	Aggregates	Asphalt	Concrete	Services	Concrete	Asphalt	Cement	Equipment	Trucking	Rail	Barge
West	X	X	X	X	X		X	X	X	X	X
Mountain	X	X	X	X				X	X
Central	X	X	X	X	X			X	X	X
Energy Services						X			X	X
Basis of Presentation
In January 2025, we made a change to our organizational structure to better align with our business strategy. We reorganized our business segments to reflect changes in the way our chief operating decision maker evaluates performance, makes operating decisions and allocates resources. Our former Pacific and Northwest operating segments were combined to form the new West operating segment. Our former North Central and South operating segments were combined to form the new Central operating segment. The reorganization resulted in four operating segments: West, Mountain, Central and Energy Services, each of which is also a reportable segment. Each segment’s performance is evaluated based on segment results without allocating corporate expenses, which include corporate costs associated with accounting, legal, treasury, business development, information technology, human resources, and other corporate expenses that support the operating segments. Prior periods have been recast to conform to the current reportable segment presentation.
Market Conditions and Outlook
Our markets remain resilient and construction activity remains generally strong. Approximately 80 percent of our contracting services revenue each year comes from public-sector projects, enhancing stability through market cycles. For more information on factors that may negatively impact our business, see the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2024 Annual Report.
Backlog. Our contracting services backlog was as follows:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In millions)
West	$242.1	$297.1	$230.2
Mountain	418.3	383.2	339.9
Central	278.3	279.2	175.5
	$938.7	$959.5	$745.6
Expected margins on backlog at March 31, 2025, were comparable to the expected margins on backlog at March 31, 2024. Of the $938.7 million of backlog at March 31, 2025, we expect to complete approximately $820.6 million in the 12 months following March 31, 2025. Approximately 87 percent of our backlog at March 31, 2025, relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation (DOT). Further, there continues to be infrastructure development, as discussed in the following section on Public Funding, which is expected to continue to provide bidding opportunities in our markets. We anticipate that full-year 2025 contracting service margins will be similar to 2024.
Period-over-period increases or decreases in backlog may not be indicative of future revenues, margins, net income or earnings before interest, taxes, depreciation, depletion and amortization (EBITDA). See the section entitled “Item 1A. Risk Factors” in Part I of the Company's 2024 Annual Report for a list of factors that can cause revenues to be realized in periods and at levels that are different from originally projected.
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. During the quarter, the American Society of Civil Engineers published its 2025 Report Card for America's

Index
Infrastructure, assigning the United States roads a "D+" grade and estimating that between 2024 and 2033, the country will require more funding than what is currently authorized. It is estimated that a total of $2.2 trillion in funding will be needed for our roadway systems to reach a state of good repair.
Currently, states have continued moving forward with allocating funds from federal programs, such as the Infrastructure Investment and Jobs Act (IIJA), which is authorized to provide $1.2 trillion in funding from 2022 through 2026. As of January 2025, over 60 percent of IIJA formula funding had yet to be spent in our 14 state operating market. Additionally, DOT budgets in most of the states where we operate remain strong, which favorably affects bidding through the remainder of the year. During the early part of second quarter 2025, Washington, Idaho and North Dakota have all passed bills that support their transportation funding. We continue to monitor the implementation and impact of these legislative items.
Profitability. Our management team continually monitors our margins and has been proactive in applying strategies to increase margins to support our long-term profitability goals and to create shareholder value. In 2023, we began implementing EDGE initiatives and established teams to deliver training, assist with targeting higher-margin bidding opportunities across the regions and pursue growth opportunities, as well as identifying ways to increase efficiencies and reduce costs. Since inception, the Materials Process Improvement Team (Materials PIT Crew) has traveled to 22 locations throughout our operational footprint, visiting 135 individual aggregate, asphalt and ready-mix concrete plants. In 2024, we created the position of Chief Excellence Officer. This newly formed position became effective January 1, 2025, and focuses on expanding our PIT Crews and leading our standardization efforts. Under the leadership of the Chief Excellence Officer, a broader process improvement framework was established, creating more teams focused on standardization, commercial excellence and operational excellence.
Under the current tariff environment, we did not experience a material direct impact to the results of our financial operations in the first three months of 2025. We continue to closely monitor the effects and changes to these announcements, but currently do not have enough information to fully quantify the direct or indirect impact these tariffs will have once fully enacted.
Growth. Our management team continues to evaluate growth opportunities, both through organic growth and acquisitions they believe will generate shareholder value. Our business development team is focused on our growth with materials-led businesses in mid-size, high growth markets, and has several targets at various stages of completion in our acquisition pipeline. In March 2025, we completed the acquisition of Strata Corporation, which is now included in our Central segment. As part of the acquisition, we added over 30 years of aggregate reserves for Strata's operations, which is based on Strata's historical sales volumes, 24 ready-mix plants and three asphalt plants, which complements our existing operations. In March 2025, we also completed the acquisition of an aggregate quarry operation in Washington, which will supply aggregates to Southern Washington and Northern Oregon.
In addition, we are investing in multiple organic projects, including an aggregates expansion project in South Dakota that will increase our production capabilities in the Sioux Falls market. This project is scheduled to be operational in 2027. We have also completed construction of a processing plant to manufacture polymer modified asphalt (PMA) and add liquid asphalt storage in our South Dakota operations, which will allow us to more cost effectively supply this local market. In Twin Falls, Idaho, we are greenfielding new ready-mix operations which will provide us with a fixed base to work from and allow us to build a local team in this high-growth market.
Seasonality. We typically experience seasonal losses in the first quarter due to a large portion of our markets being geographically located in the northern part of the country. Generally, construction activity increases in the second quarter and continues throughout the year, contributing to both materials and contracting services volumes. For this reason, we see more pre-production activity and site improvements in the first quarter as we prepare for the upcoming construction season, which provides a benefit to us for the remainder of the year as volumes and sales increase. Some of this pre-production work includes stripping and harvesting at our aggregate sites as well as repairing and mobilizing equipment.
Workforce. As a people-first company, we continually take steps to address safety, recruitment and retention of our employees. Safety is a core value at Knife River. The fundamental tenants of our safety culture are that all injuries are preventable and that our team is committed to work safely every day. We continue to advance our culture of safety through engagement and empowering our team members to take action and make meaningful changes that improve their well-being and the well-being of others.
We continue to deploy resources to attract, develop and retain qualified and diverse talent. As the United States faces shortages in the availability of individuals to fill careers in our industry, we have taken significant steps to showcase construction as a career of choice. In April 2025, we created the position Chief People Officer which oversees our team member relations, recruitment and retention and training and career development.
We own and operate a state-of-the-art training facility, the Knife River Training Center, which is used corporatewide to enhance the skills of both our new and existing employees through classroom education and hands-on experience. One of the most popular courses at the Knife River Training Center is the commercial driver's license training, which is helping to address an industry-wide labor shortage. The Knife River Training Center also offers a variety of courses around leadership development for all Knife River employees.

Index
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
Consolidated Overview

	Three Months Ended
	March 31,
	2025	2024	% Change
	(In millions)
Revenue	$353.5	$329.6	7%
Cost of revenue	363.1	323.1	12%
Gross profit	(9.6)	6.5	(248)%
Selling, general and administrative expenses	73.1	60.2	21%
Operating loss	(82.7)	(53.7)	(54)%
Interest expense	15.3	13.9	10%
Other income	4.6	3.7	24%
Loss before income taxes	(93.4)	(63.9)	(46)%
Income tax benefit	(24.7)	(16.3)	(52)%
Net loss	$(68.7)	$(47.6)	(44)%

EBITDA*	$(41.5)	$(20.6)	(101)%
Adjusted EBITDA*	$(38.0)	$(17.7)	(115)%
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
Other income includes net periodic benefit costs for our benefit plan expenses, other than service costs; interest income; realized and unrealized gains and losses on investments for our nonqualified benefit plans; earnings or losses on joint venture arrangements; gain on bargain purchase; and other miscellaneous income or expenses, including expenses related to the transition services agreement with MDU Resources Group, Inc.
Income tax (benefit) expense consists of corporate income taxes related to our net income (loss). Income taxes are presented at the corporate services level and not at the individual segments. The effective tax rate can be affected by many factors, including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations and changes to our overall levels of income (loss) before income tax.
The discussion that follows focuses on the key financial measures we use to evaluate the performance of our business, which include revenue, EBITDA and EBITDA margin. EBITDA and EBITDA margin are non-GAAP financial measures used to measure profitability by our management and chief operating decision maker. For more information and reconciliations to the nearest GAAP measures, see the section entitled "Non-GAAP Financial Measures."

Index
The following tables summarize our operating results.

	Three Months Ended
	March 31,
	2025		2024
	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
West	$208.3		$198.7
Mountain	66.0		59.8
Central	67.9		61.0
Energy Services	13.9		12.8
Total segment revenues	356.1		332.3
Corporate Services and Eliminations	(2.6)		(2.7)
Consolidated revenues	$353.5		$329.6

EBITDA (a):
West	$24.9	12.0%	$19.4	9.8%
Mountain	(16.3)	(24.6)%	(6.1)	(10.1)%
Central	(24.3)	(35.8)%	(18.7)	(30.7)%
Energy Services	(7.8)	(56.0)%	(2.5)	(19.4)%
Total segment EBITDA (a)	(23.5)	(6.6)%	(7.9)	(2.4)%
Corporate Services and Eliminations (b)	(18.0)	N.M.	(12.7)	N.M.
Consolidated EBITDA (a)	$(41.5)	(11.7)%	$(20.6)	(6.2)%
(a)EBITDA, total segment EBITDA, EBITDA margin and total segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."
(b)N.M. - not meaningful

	Three Months Ended
	March 31,
	2025	2024
Sales (thousands):
Aggregates (tons)	3,867	4,255
Ready-mix concrete (cubic yards)	544	530
Asphalt (tons)	199	221

Average selling price:*
Aggregates (per ton)	$21.05	$19.80
Ready-mix concrete (per cubic yard)	$199.26	$188.41
Asphalt (per ton)	$81.05	$74.50
*The average selling price includes freight and delivery and other revenues.

Index

	Three Months Ended
	March 31,
	2025		2024
	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$81.4		$84.3
Ready-mix concrete	108.5		99.8
Asphalt	16.1		16.5
Liquid asphalt	12.2		11.0
Other*	43.5		39.0
Contracting services	140.1		125.5
Internal sales	(48.3)		(46.5)
Total revenues	$353.5		$329.6

Gross profit by product line:
Aggregates	$(6.0)	(7.4)%	$4.8	5.7%
Ready-mix concrete	8.7	8.1%	8.6	8.6%
Asphalt	(5.7)	(35.4)%	(5.6)	(33.8)%
Liquid asphalt	(4.2)	(34.3)%	(.9)	(8.6)%
Other*	(13.2)	(30.3)%	(12.6)	(32.4)%
Contracting services	10.8	7.7%	12.2	9.7%
Total gross profit	$(9.6)	(2.7)%	$6.5	2.0%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
Revenue
Revenue increased $23.9 million, largely driven by additional contracting services activity resulting from more public agency-related construction work across our footprint. During the quarter, prices increased mid-single digits as a result of our pricing initiatives across our asphalt, aggregate and ready-mix product lines. Increased sales volumes for all product lines in the Central segment were more than offset by decreased aggregates and asphalt sales volumes in the West and Mountain segments.
Gross profit and gross margin
Gross profit decreased $16.1 million for the quarter. We saw an increase in costs in the aggregates product line due to the timing of pre-production costs in the quarter, identified PIT Crew improvements and lower production volumes. In addition, Energy Services saw a decrease in gross profit mostly due to the addition of seasonal costs to prepare for the upcoming paving season at Albina and higher repairs and maintenance costs. The Mountain segment had lower gross profit on contracting services due to more subcontract work performed in the quarter and the timing of when project incentives were earned, which was offset in part by higher gross profit in the West segment from favorable construction project execution in California. The West segment also had higher gross profit on cement due to strong market demand.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $12.9 million for the first quarter. Our reportable segments had higher costs of $9.1 million, primarily due to additional overhead of $3.5 million from the acquisition of Strata in March of 2025 and Albina in November 2024, as well as increased labor-related costs partly due to additional employees.
Corporate Services had higher selling, general and administrative costs of $3.8 million in the quarter, driven largely by higher due diligence and integration costs of $5.8 million related to corporate development and completed acquisitions, as well as higher labor-related costs for additional staff and stock-based compensation expense. Offsetting these increased costs was the absence of one-time Separation costs in 2024 of $1.7 million and lower health care costs due the absence of a higher dollar claim in 2024.
Interest expense
Interest expense increased $1.4 million due primarily to higher average debt balances with the issuance of a new Term Loan B in March of 2025.

Index
Other income
Other income improved $900,000, largely driven by a one-time gain of $3.5 million on the bargain purchase of an aggregates quarry operation in the West segment, offset in part by lower returns of $1.9 million on our nonqualified defined benefit plans and a decrease in interest income of $600,000.
Income tax benefit
Income tax benefit increased $8.4 million, corresponding with higher net loss before income taxes.
Business Segment Financial and Operating Data
A discussion of key financial data from our business segments follows. We provide segment-level information by revenue, EBITDA and EBITDA margin, as these are the measures of profitability used by our chief operating decision maker to assess operational results.
In January 2025, we made a change to our organizational structure to better align with our business strategy. We reorganized our business segments to reflect changes in the way our chief operating decision maker evaluates performance, makes operating decisions and allocates resources. Our former Pacific and Northwest operating segments were combined to form the new West operating segment. Our former North Central and South operating segments were combined to form the new Central operating segment. The reorganization resulted in four operating segments: West, Mountain, Central and Energy Services, each of which is also a reportable segment. Each segment’s performance is evaluated based on segment results without allocating corporate expenses, which include corporate costs associated with accounting, legal, treasury, information technology, human resources, and other corporate expenses that support the operating segments. Prior periods presented have been recast to conform to the current reportable segment presentation.
Results of Operations - West

	Three Months Ended
	March 31,
	2025	2024	% Change
	(In millions)
Revenue	$208.3	$198.7	5%
EBITDA	$24.9	$19.4	28%
EBITDA margin	12.0%	9.8%

	Three Months Ended
	March 31,
	2025	2024
	(In millions)
Revenues:
Aggregates	$56.3	$58.9
Ready-mix concrete	69.8	63.0
Asphalt	8.8	10.6
Other*	34.4	28.9
Contracting services	67.6	64.6
Internal sales	(28.6)	(27.3)
	$208.3	$198.7
*Other includes cement, merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Revenue increased $9.6 million, largely the result of higher pricing across all product lines contributing $14.1 million in the quarter. We also experienced an increase in market demand in Hawaii, which contributed to an increase of $4.0 million in cement and ready-mix volumes and California saw strong third-party demand for ready-mix concrete driving volumes up by $3.3 million. Partially offsetting the increase were $11.3 million lower aggregate and $3.7 million lower ready-mix concrete sales volumes in Oregon due largely to overall lower market demand. Contracting services contributed nearly $3.0 million to the increase, mostly due to more available public-agency and commercial work in California, which was offset in part by less public-agency work and timing of projects in certain Oregon markets.

Index
EBITDA improved $5.5 million and EBITDA margin improved 220 basis points in the quarter. The increase in EBITDA was due in part to additional gross profit of $6.0 million on cement, aggregates and ready-mix concrete in Hawaii driven by increased market demand and higher prices outpacing cost increases. Contracting services saw favorable construction project execution in California and southern Oregon. The segment also recognized a one-time gain of $3.5 million due to an acquisition in the quarter that was a bargain purchase, as discussed in Note 10. Partially offsetting the increase was reduced gross profit on aggregates and ready-mix concrete in Oregon due largely to overall lower market demand, as well as higher pre-production costs on aggregates.

Results of Operations - Mountain

	Three Months Ended
	March 31,
	2025	2024	% Change
	(In millions)
Revenue	$66.0	$59.8	10%
EBITDA	$(16.3)	$(6.1)	(168)%
EBITDA margin	(24.6)%	(10.1)%

	Three Months Ended
	March 31,
	2025	2024
	(In millions)
Revenues:
Aggregates	$8.0	$9.5
Ready-mix concrete	13.1	13.8
Asphalt	.5	.8
Contracting services	48.0	39.7
Internal sales	(3.6)	(4.0)
	$66.0	$59.8
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Revenue increased $6.2 million in the quarter, largely driven by increased contracting services activity of $8.3 million due to timing of public-agency work in Idaho and improved pricing of $1.4 million on ready-mix concrete and aggregates. Partially offsetting the increase was lower aggregate volumes across Montana and Wyoming because of additional precipitation and lower ready-mix concrete volumes in Montana as a result of timing of customer projects and decreased residential demand.
EBITDA decreased $10.2 million for the quarter. The segment saw nearly $7.6 million in additional aggregate costs, mostly related to the timing of pre-production activities, such as stripping and harvesting, plant mobilization, and repair and maintenance; identified PIT Crew improvements; and lower production volumes due partly to additional precipitation in Montana and Wyoming. Contracting services also saw a $1.5 million decrease in margin due to more subcontract work performed in the quarter and the timing of when project incentives were earned.

Index
Results of Operations - Central

	Three Months Ended
	March 31,
	2025	2024	% Change
	(In millions)
Revenue	$67.9	$61.0	11%
EBITDA	$(24.3)	$(18.7)	(30)%
EBITDA margin	(35.8)%	(30.7)%

	Three Months Ended
	March 31,
	2025	2024
	(In millions)
Revenues:
Aggregates	$17.1	$15.9
Ready-mix concrete	25.6	23.0
Asphalt	6.8	5.1
Other*	2.4	1.9
Contracting services	24.5	21.2
Internal sales	(8.5)	(6.1)
	$67.9	$61.0
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Revenue increased $6.9 million in the quarter driven primarily by increased construction activity late in the quarter for public-agency paving projects in Texas, which also contributed to additional asphalt volumes, and higher ready-mix and aggregate sales volumes across the segment. Price increases of $900,000 on ready-mix concrete and asphalt also had a positive impact to the quarter. In addition, $2.9 million of the increase was due to the addition of Strata in March of 2025.
EBITDA decreased $5.6 million driven largely by an increase in selling, general and administrative costs of $4.3 million, partly due to the addition of the operations of Strata in March of 2025 and higher labor-related costs primarily due to additional positions as the segment continues to grow and expand its operations. In addition, our northern operations experienced a $2.5 million increase in aggregate pre-productions costs. Partially offsetting the decrease were higher margins on both ready-mix concrete and asphalt due to price increases.

Index
Results of Operations - Energy Services

	Three Months Ended
	March 31,
	2025	2024	% Change
	(In millions)
Revenue	$13.9	$12.8	9%
EBITDA	$(7.8)	$(2.5)	(214)%
EBITDA margin	(56.0)%	(19.4)%

	Three Months Ended
	March 31,
	2025	2024
	(In millions)
Revenues:
Liquid Asphalt	$12.2	$11.0
Other*	3.0	3.1
Internal sales	(1.3)	(1.3)
	$13.9	$12.8
*Other includes fabric and spreading, burner fuels, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Revenue increased $1.1 million primarily due to contributions from the acquisition of Albina Asphalt in November 2024, partially offset by lower volumes in the Texas markets mainly due to below normal temperatures in the first two months of the quarter.
EBITDA decreased $5.3 million, as a result of higher operating costs of $3.8 million due to the addition of seasonal costs to prepare for the upcoming paving season at Albina. Additionally, planned maintenance activities for required railcar maintenance, as well as continued tank and equipment repair costs at our California terminals, contributed an additional $750,000 in expenses. We also experienced higher selling, general and administrative costs of $2.2 million compared to last year, primarily related to the addition of the Albina operations in 2024.

Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of our company, as well as insurance activity at our captive insurer; interest expense on a majority of our long-term debt; interest income; and unrealized gains or losses on investments for nonqualified benefit plans.
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
During the first quarter of 2025, Corporate Services contributed negative EBITDA of $18.0 million, compared to negative EBITDA of $12.7 million in the prior year. Corporate Services had higher selling, general and administrative costs of $3.8 million in the quarter, driven largely by higher due diligence and integration costs of $5.8 million related to corporate development and completed acquisitions, as well as higher labor-related costs for additional staff and stock-based compensation expense. Offsetting these increased costs was the absence of one-time Separation costs in 2024 of $1.7 million and lower health care costs due to the absence of a high dollar claim in 2024. Corporate Services also had lower returns on our nonqualified benefit plan investments in 2025, which reduced EBITDA by $1.8 million.

Liquidity and Capital Resources
At March 31, 2025, we had unrestricted cash and cash equivalents of $86.1 million, working capital of $624.6 million and borrowing capacity of $477.1 million on our revolving credit agreement, net of our outstanding letters of credit. Working capital is calculated as current assets less current liabilities. As of March 31, 2025, we had sufficient liquid assets and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.

Index
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
The ability to fund our cash needs will depend on the ongoing ability to generate cash from operations and obtain debt financing with competitive rates. We rely on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations, particularly in the first half of the year due to the seasonal nature of the business. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of debt and strategic business development transactions.
On March 7, 2025, we entered into an amendment to our senior secured credit agreement to increase our revolving credit agreement from $350 million to $500 million and extend the maturity to March 7, 2030, refinance our existing $275 million Term Loan A with a maturity of March 7, 2030, and provide for a new Term Loan B in an aggregate principal amount of $500.0 million with a maturity date of March 8, 2032. For more information on the debt agreements and covenant restrictions, see Note 13.
Capital expenditures
We are committed to disciplined capital allocation, including reinvesting in our company to maintain fixed assets, improve operations and grow our business.
We currently estimate total 2025 capital expenditures for maintenance and improvement to be between $155 million and $215 million. For the three months ended March 31, 2025, we spent $63.9 million, largely on the replacement of depleting aggregate reserves, construction equipment and plant improvements.
Additionally, for the three months ended March 31, 2025, we spent $454.5 million on growth initiatives, including $433.4 million on Strata (net of working capital adjustments and cash acquired), $10.0 million on an aggregate quarry operation and $11.1 million on greenfield projects. As part of the Strata acquisition, we also received proceeds of $14.5 million on the sale of four ready-mix plant operations. For the remainder of 2025, we estimate to spend an additional $57 million on organic growth projects. Capital expenditures for future acquisitions and future organic growth opportunities would be incremental to our outlined capital program. It is anticipated that capital expenditures for 2025 will be funded by various sources, including internally generated cash and debt facilities.
In addition to cash on hand, we used the proceeds from the issuance of a new $500 million Term Loan B facility to fund a portion of Strata's purchase price. Separately, we also increased the total commitments under our existing revolving credit facility from $350 million to $500 million for future expenditures and extended the maturity date of our existing senior secured credit facilities from 2028 to 2030.
Cash flows

	Three Months Ended
	March 31,
	2025	2024
	(In millions)
Net cash provided by (used in)
Operating activities	$(125.3)	$(43.2)
Investing activities	(503.6)	(45.1)
Financing activities	486.3	(3.3)
Decrease in cash, cash equivalents and restricted cash	(142.6)	(91.6)
Cash, cash equivalents and restricted cash -- beginning of year	281.1	262.3
Cash, cash equivalents and restricted cash -- end of period	$138.5	$170.7

Index
Operating activities

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Components of net cash used in operating activities:
Net loss	$(68.7)	$(47.6)	$(21.1)
Adjustments to reconcile net loss to net cash used by operating activities	38.2	32.2	6.0
Changes in current assets and liabilities, net of acquisitions:
Receivables	41.1	76.8	(35.7)
Inventories	(50.4)	(56.2)	5.8
Other current assets	(35.5)	(16.5)	(19.0)
Accounts payable	(12.8)	(4.2)	(8.6)
Other current liabilities	(40.3)	(39.7)	(.6)
Pension and postretirement benefit plan contributions	(.1)	(.1)	—
Other noncurrent charges	3.2	12.1	(8.9)
Net cash used in operating activities	$(125.3)	$(43.2)	$(82.1)
Cash used in operating activities at March 31, 2025, increased $82.1 million, largely related to higher working capital needs and higher net loss in the period. Cash used by working capital components totaled $97.9 million for the three months ended March 31, 2025, compared to $39.8 million for the three months ended March 31, 2024. The change in cash was primarily the result of higher receivables due to lower collections and higher revenues in first quarter 2025; timing of prepaid insurance and income taxes; and fluctuations in the timing of payment on accounts payable. Partially offsetting these changes was lower aggregates inventory due to lower production in the quarter, offset in part by higher liquid asphalt with the addition of Albina in November of 2024.
Investing activities

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Capital expenditures	$(75.0)	$(43.7)	$(31.3)
Acquisitions, net of cash acquired	(443.4)	—	(443.4)
Net proceeds from sale or disposition of property and other	17.5	1.6	15.9
Investments	(2.7)	(3.0)	.3
Net cash used in investing activities	$(503.6)	$(45.1)	$(458.5)
The increase in cash used in investing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to the acquisition of Strata and an aggregates quarry operation in the first quarter of 2025, as discussed in Note 10, as well as higher capital expenditures, including routine replacement of vehicles and equipment, plant improvements and the replenishment of depleting aggregate reserves. The increase in cash usage was offset in part by proceeds from the sale of ready-mix operations in the Central segment in the first quarter of 2025, as discussed in Note 10.

Index
Financing activities

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Issuance of long-term debt	$500.0	$—	$500.0
Repayment of long-term debt	—	(1.7)	1.7
Debt issuance costs	(11.1)	—	(11.1)
Tax withholding on stock-based compensation	(2.6)	(1.6)	(1.0)
Net cash provided by (used in) financing activities	$486.3	$(3.3)	$489.6
The increase in cash flows provided by financing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was largely related to the funding of a new Term Loan B in March of 2025, as discussed in Note 13. Offsetting the cash provided by long-term debt were higher debt issuance costs associated with the amendment of our senior secured credit agreement to increase our revolving credit facility capacity, extend the maturity date of the revolving credit facility and Term Loan A, and the issuance of a new Term Loan B.
Material cash requirements
There were no material changes in the contractual obligations from those reported in the 2024 Annual Report other than as set forth below. For more information on our contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 8 in the 2024 Annual Report.
Our material short-term and long-term cash requirements include repayment of third-party long-term debt and related interest payments, payments on operating lease agreements, payments of obligations on purchase commitments and asset retirement obligations.
At March 31, 2025, our long-term debt reflected an increase of approximately $500.0 million from the balance at December 31, 2024. This increase is due to issuing a new $500 million Term Loan B facility with the proceeds being used to fund a portion of Strata's purchase price.
At March 31, 2025, our total estimated interest payments over the life of our debt reflected an increase of approximately $243.0 million from the total estimated interest payments at December 31, 2024. This increase is due to the change in long-term debt outstanding related to the new Term Loan B previously mentioned.
Defined benefit pension plans
We have noncontributory qualified defined benefit pension plans for certain employees. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans. Costs of providing these benefits are dependent upon assumptions of future conditions and bear the risk of changing.
There were no material changes to our qualified noncontributory defined benefit pension plans from those reported in the 2024 Annual Report. We do not expect to make any pension plan contributions in 2025 as the plan is fully funded. For more information, see Part II, Item 8 in the 2024 Annual Report.
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

Index
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
EBITDA is calculated by adding back income taxes, interest expense (net of interest income) and depreciation, depletion and amortization expense to net income (loss). EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments, stock-based compensation and one-time Separation costs, to EBITDA. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenues. These non-GAAP financial measures are calculated the same for both the total segment and consolidated metrics and should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income or net income margin, and are intended to be helpful supplemental financial measures for investors’ understanding of our operating performance. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin measures having the same or similar names.
The following information reconciles segment and consolidated net loss to EBITDA and Adjusted EBITDA and provides the calculation of EBITDA margin and Adjusted EBITDA margin. Interest expense, net, is net of interest income that is included in other income on the Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2025	2024
	(In millions)
Net loss	$(68.7)	$(47.6)
Depreciation, depletion and amortization	38.8	32.2
Interest expense, net	13.1	11.1
Income taxes	(24.7)	(16.3)
EBITDA	$(41.5)	$(20.6)
Unrealized (gains) losses on benefit plan investments	.7	(1.2)
Stock-based compensation expense	2.8	1.8
One-time separation costs	—	2.3
Adjusted EBITDA	$(38.0)	$(17.7)

Revenue	$353.5	$329.6
Net loss margin	(19.4)%	(14.5)%
EBITDA margin	(11.7)%	(6.2)%
Adjusted EBITDA margin	(10.7)%	(5.4)%
New Accounting Standards
For information regarding new accounting standards, see Note 3, which is incorporated by reference.
Critical Accounting Estimates
Our critical accounting estimates include revenue recognized using the cost-to-cost measure of progress for contracts; fair values of acquired assets and liabilities assumed under the acquisition method of accounting; impairment testing of goodwill; and impairment testing of long-lived assets excluding goodwill. There were no material changes in the Company's critical accounting estimates from those that were previously reported in the Company's 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices. We have policies and procedures to assist in controlling these market risks and from time to time have utilized derivatives to manage a portion of our risk.
Interest rate risk
As of March 31, 2025, we had $764.7 million in term loans outstanding which bear interest at a variable rate. As of March 31, 2025, the weighted-average rate in effect was 6.20 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate

Index
at March 31, 2025, would increase the all-in rate to 7.20 percent, the effect of which would increase the Company's interest expense by $7.6 million over the next 12 months based on the balances outstanding for these borrowings as of March 31, 2025.
At March 31, 2025, we had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk that we faced from those reported in the 2024 Annual Report.
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
Changes in internal controls
We completed the acquisitions of Albina Asphalt and Strata Corporation on November 2, 2024 and March 7, 2025, respectively. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We are in the process of assessing the internal control over financial reporting of the acquired companies and integrating them with our existing internal controls over financial reporting.

Except as noted above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings that were previously reported in Part 1, Item 3 - Legal Proceedings in the 2024 Annual Report.
Item 1A. Risk Factors
Refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in its 2024 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur.
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
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3.1	Amended and Restated Certificate of Incorporation of Knife River Corporation			8-K		3.1	6/01/23	1-41642
3.2	Amended and Restated Bylaws of Knife River Corporation			8-K		3.2	6/01/23	1-41642
*10.1	First Amendment, dated as of March 7, 2025, among Knife River Corporation, as borrower, the guarantors party thereto, the lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K		10.1	3/10/25	1-41642
10.2+	Form of Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, effective February 27, 2025	X
10.3+	Form of Performance Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, effective February 27, 2025	X
10.4+	Knife River Corporation, 401(k) Retirement Plan, as amended March 17, 2025	X
10.5+	Knife River Corporation Section 16 Officers and Directors with Indemnification Agreements Chart, as of April 19, 2025	X
10.6+	Form of Knife River Corporation Director and/or Executive Officer Indemnification Agreement	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Knife River Corporation

DATE:	May 6, 2025	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Vice President and Chief Accounting Officer