Form 10-Q
period 2025-06-30
Knife River Corp
filed 2025-08-05
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2025: 56,664,165 shares.

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

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenue:
Construction materials	$493,575	$435,132	$706,983	$639,227
Contracting services	340,184	371,774	480,248	497,269
Total revenue	833,759	806,906	1,187,231	1,136,496
Cost of revenue:
Construction materials	377,104	310,322	610,867	520,152
Contracting services	299,409	320,364	428,712	433,631
Total cost of revenue	676,513	630,686	1,039,579	953,783
Gross profit	157,246	176,220	147,652	182,713
Selling, general and administrative expenses	69,170	59,474	142,228	119,695
Operating income	88,076	116,746	5,424	63,018
Interest expense	22,335	13,936	37,598	27,912
Other income	2,207	1,304	6,773	5,054
Income (loss) before income taxes	67,948	104,114	(25,401)	40,160
Income tax expense (benefit)	17,345	26,185	(7,294)	9,859
Net income (loss)	$50,603	$77,929	$(18,107)	$30,301

Net income (loss) per share
Basic	$.89	$1.38	$(.32)	$.54
Diluted	$.89	$1.37	$(.32)	$.53
Weighted average common shares outstanding:
Basic	56,657	56,611	56,642	56,601
Diluted	56,912	56,811	56,642	56,791
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$50,603	$77,929	$(18,107)	$30,301
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $20 and $25 for the three months ended and $40 and $50 for the six months ended June 30, 2025 and 2024, respectively.	64	77	127	155
Postretirement liability adjustment	64	77	127	155
Other comprehensive income	64	77	127	155
Comprehensive income (loss) attributable to common stockholders	$50,667	$78,006	$(17,980)	$30,456
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$77,668	$57,169	$281,134
Receivables, net	428,098	422,941	267,240
Costs and estimated earnings in excess of billings on uncompleted contracts	63,964	49,150	31,283
Inventories	479,521	385,378	380,336
Prepayments and other current assets	54,029	35,049	27,675
Total current assets	1,103,280	949,687	987,668
Noncurrent assets:
Net property, plant and equipment	1,924,220	1,355,381	1,441,700
Goodwill	464,133	275,213	297,225
Other intangible assets, net	38,147	10,144	29,414
Operating lease right-of-use assets	49,114	47,818	49,378
Investments and other	52,569	44,619	45,817
Total noncurrent assets	2,528,183	1,733,175	1,863,534
Total assets	$3,631,463	$2,682,862	$2,851,202
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$11,780	$7,072	$10,475
Accounts payable	172,204	164,188	140,834
Billings in excess of costs and estimated earnings on uncompleted contracts	36,306	45,123	42,126
Accrued compensation	31,398	29,208	50,655
Other taxes payable	17,960	15,602	8,286
Current operating lease liabilities	14,306	13,615	14,844
Accrued interest	7,697	7,167	5,535
Other accrued liabilities	105,555	96,334	97,282
Total current liabilities	397,206	378,309	370,037
Noncurrent liabilities:
Long-term debt	1,341,174	672,466	666,911
Deferred income taxes	257,472	179,197	174,727
Noncurrent operating lease liabilities	34,807	34,203	34,534
Other	139,687	119,981	128,908
Total liabilities	2,170,346	1,384,156	1,375,117
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,095,301 shares issued and 56,664,165 shares outstanding at June 30, 2025; 57,043,841 shares issued and 56,612,705 shares outstanding at June 30, 2024; 57,043,841 shares issued and 56,612,705 shares outstanding at December 31, 2024	571	570	570
Other paid-in capital	623,908	616,757	620,897
Retained earnings	849,439	696,169	867,546
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)	(3,626)
Accumulated other comprehensive loss	(9,175)	(11,164)	(9,302)
Total stockholders' equity	1,461,117	1,298,706	1,476,085
Total liabilities and stockholders' equity	$3,631,463	$2,682,862	$2,851,202
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2024	57,043,841	$570	$620,897	$867,546	(431,136)	$(3,626)	$(9,302)	$1,476,085
Net loss	—	—	—	(68,710)	—	—	—	(68,710)
Other comprehensive income	—	—	—	—	—	—	63	63
Stock-based compensation expense	—	—	2,799	—	—	—	—	2,799
Common stock issued for employee compensation, net of tax withholding	39,656	1	(2,654)	—	—	—	—	(2,653)
At March 31, 2025	57,083,497	$571	$621,042	$798,836	(431,136)	$(3,626)	$(9,239)	$1,407,584
Net income	—	—	—	50,603	—	—	—	50,603
Other comprehensive income	—	—	—	—	—	—	64	64
Stock-based compensation expense	—	—	2,866	—	—	—	—	2,866
Common stock issued for board of director fees	11,804	—	—	—	—	—	—	—
At June 30, 2025	57,095,301	$571	$623,908	$849,439	(431,136)	$(3,626)	$(9,175)	$1,461,117
The accompanying notes are an integral part of these consolidated financial statements.

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2023	57,009,542	$570	$614,513	$665,874	(431,136)	$(3,626)	$(11,319)	$1,266,012
Net loss	—	—	—	(47,629)	—	—	—	(47,629)
Other comprehensive income	—	—	—	—	—	—	78	78
Stock-based compensation expense	—	—	1,811	—	—	—	—	1,811
Common stock issued for employee compensation, net of tax withholding	31,298	—	(1,645)	—	—	—	—	(1,645)
At March 31, 2024	57,040,840	$570	$614,679	$618,245	(431,136)	$(3,626)	$(11,241)	$1,218,627
Net income	—	—	—	77,929	—	—	—	77,929
Other comprehensive income	—	—	—	—	—	—	77	77
Stock-based compensation expense	—	—	2,106	(5)	—	—	—	2,101
Common stock issued for board of director fees	3,001	—	(28)	—	—	—	—	(28)
At June 30, 2024	57,043,841	$570	$616,757	$696,169	(431,136)	$(3,626)	$(11,164)	$1,298,706
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Operating activities:
Net income (loss)	$(18,107)	$30,301
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	88,967	66,724
Deferred income taxes	(133)	4,739
Provision for credit losses	441	277
Amortization of debt issuance costs	1,766	1,381
Employee stock-based compensation costs	5,665	3,686
Pension and postretirement benefit plan net periodic benefit cost	714	605
Unrealized gains on investments	(1,050)	(1,604)
Gains on sales of assets	(12,737)	(5,626)
Gain on bargain purchase	(3,547)	—
Equity in losses of unconsolidated affiliates	(203)	(361)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(177,419)	(178,102)
Inventories	(59,895)	(65,434)
Other current assets	(18,149)	2,473
Accounts payable	36,198	57,853
Other current liabilities	(15,550)	(12,831)
Pension and postretirement benefit plan contributions	(287)	(283)
Other noncurrent changes	5,479	6,425
Net cash used in operating activities	(167,847)	(89,777)
Investing activities:
Capital expenditures	(228,595)	(103,623)
Acquisitions, net of cash acquired	(501,917)	(10,208)
Net proceeds from sale or disposition of property and other	31,440	6,765
Investments	(2,873)	(3,132)
Net cash used in investing activities	(701,945)	(110,198)
Financing activities:
Issuance of long-term debt	683,000	—
Repayment of long-term debt	(2,951)	(3,503)
Debt issuance costs	(11,070)	—
Tax withholding on stock-based compensation	(2,653)	(1,673)
Net cash provided by (used in) financing activities	666,326	(5,176)
Decrease in cash, cash equivalents and restricted cash	(203,466)	(205,151)
Cash, cash equivalents and restricted cash -- beginning of year	281,134	262,320
Cash, cash equivalents and restricted cash -- end of period	$77,668	$57,169
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
June 30, 2025 and 2024
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
On March 7, 2025, we acquired Strata Corporation (Strata), a leading construction materials and contracting services provider in North Dakota and northwestern Minnesota. The purchase price for Strata totaled $454.0 million and is subject to post-closing adjustments. The results of operations and balance sheet accounts for Strata are included in the consolidated financial statements from the date of acquisition. For more information, see Note 10.
Management has also evaluated the impact of events occurring after June 30, 2025, up to the date of issuance of these consolidated interim financial statements on August 5, 2025, that would require recognition or disclosure in the Consolidated Financial Statements.
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

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Cash and cash equivalents	$26,614	$15,468	$236,799
Restricted cash	51,054	41,701	44,335
Cash, cash equivalents and restricted cash	$77,668	$57,169	$281,134
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
Note 3 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to us and the potential impact on our consolidated financial statements and/or disclosures:

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

Index
Note 4 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $17.2 million, $7.4 million and $14.3 million at June 30, 2025, June 30, 2024 and December 31, 2024, respectively. Receivables were as follows:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Trade receivables	$242,259	$206,673	$134,480
Contract receivables	154,168	188,120	104,547
Retention receivables	36,266	32,649	32,558
Receivables, gross	432,693	427,442	271,585
Less expected credit loss	4,595	4,501	4,345
Receivables, net	$428,098	$422,941	$267,240
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
Details of our expected credit losses were as follows:

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2024	$2,478	$780	$921	$166	$4,345
Current expected credit loss provision	—	42	30	263	335
Less write-offs charged against the allowance	73	8	18	263	362
At March 31, 2025	$2,405	$814	$933	$166	$4,318
Current expected credit loss provision	81	86	147	(208)	106
Less write-offs charged against the allowance	32	10	(5)	(208)	(171)
At June 30, 2025	$2,454	$890	$1,085	$166	$4,595

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2023	$3,057	$2,293	$718	$100	$6,168
Current expected credit loss provision	(46)	(47)	87	—	(6)
Less write-offs charged against the allowance	80	2	3	—	85
At March 31, 2024	$2,931	$2,244	$802	$100	$6,077
Current expected credit loss provision	104	27	151	1	283
Less write-offs charged against the allowance	524	1,122	212	1	1,859
At June 30, 2024	$2,511	$1,149	$741	$100	$4,501

Index
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Finished products	$314,565	$245,983	$252,563
Raw materials	120,210	100,029	91,334
Supplies and parts	44,746	39,366	36,439
Total	$479,521	$385,378	$380,336

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
Note 6 - Net income (loss) per share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance shares and restricted stock units. Our potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share and is considered antidilutive. Weighted average common shares outstanding is comprised of issued shares of 57,095,301 less shares held in treasury of 431,136. Basic and diluted net loss per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net income (loss)	$50,603	$77,929	$(18,107)	$30,301
Weighted average common shares outstanding - basic	56,657	56,611	56,642	56,601
Effect of dilutive performance shares and restricted stock units	255	200	—	190
Weighted average common shares outstanding - diluted	56,912	56,811	56,642	56,791
Shares excluded from the calculation of diluted income (loss) per share	—	16	263	21
Net income (loss) per share - basic	$.89	$1.38	$(.32)	$.54
Net income (loss) per share - diluted	$.89	$1.37	$(.32)	$.53
Note 7 - Accumulated other comprehensive loss
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income (loss) is the amortization of postretirement liability losses for our benefit plans. As of June 30, 2025 and 2024, and December 31, 2024, accumulated other comprehensive loss was $9.2 million, $11.2 million and $9.3 million, respectively.
For the three months ended June 30, 2025 and 2024, we amortized $64,000 and $77,000, respectively, of expense into other income, and $20,000 and $25,000, respectively, into income taxes. For the six months ended June 30, 2025 and 2024, we amortized $127,000 and $155,000, respectively, of expense into other income, and $40,000 and $50,000, respectively, into income taxes.
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

Three Months Ended June 30, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$74,830	$29,350	$61,776	$—	$—	$165,956
Ready-mix concrete	89,951	35,707	80,323	—	—	205,981
Asphalt	38,545	28,792	43,495	—	—	110,832
Liquid asphalt	—	—	—	85,894	—	85,894
Other	49,278	2	12,599	14,219	3,453	79,551
Contracting services public-sector	88,459	80,926	101,252	—	—	270,637
Contracting services private-sector	32,693	29,761	7,093	—	—	69,547
Internal sales	(56,561)	(28,417)	(51,476)	(14,967)	(3,218)	(154,639)
Revenues from contracts with customers	$317,195	$176,121	$255,062	$85,146	$235	$833,759

Three Months Ended June 30, 2024	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$84,320	$31,138	$42,943	$—	$—	$158,401
Ready-mix concrete	82,327	34,967	62,225	—	—	179,519
Asphalt	41,151	32,860	45,268	—	—	119,279
Liquid asphalt	—	—	—	65,304	—	65,304
Other	47,931	7	10,875	14,386	4,511	77,710
Contracting services public-sector	92,012	90,023	102,820	—	—	284,855
Contracting services private-sector	39,818	41,552	5,549	—	—	86,919
Internal sales	(55,507)	(36,778)	(55,077)	(13,447)	(4,272)	(165,081)
Revenues from contracts with customers	$332,052	$193,769	$214,603	$66,243	$239	$806,906

Six Months Ended June 30, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total

Aggregates	$131,087	$37,393	$78,868	$—	$—	$247,348
Ready-mix concrete	159,732	48,793	105,914	—	—	314,439
Asphalt	47,411	29,290	50,266	—	—	126,967
Liquid asphalt	—	—	—	98,122	—	98,122
Other	83,683	5	15,016	17,214	7,123	123,041
Contracting services public-sector	127,231	117,105	125,528	—	—	369,864
Contracting services private-sector	61,528	41,591	7,265	—	—	110,384
Internal sales	(85,459)	(32,063)	(59,953)	(18,645)	(6,814)	(202,934)
Revenues from contracts with customers	$525,213	$242,114	$322,904	$96,691	$309	$1,187,231

Index

Six Months Ended June 30, 2024	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total

Aggregates	$143,268	$40,592	$58,814	$—	$—	$242,674
Ready-mix concrete	145,323	48,803	85,248	—	—	279,374
Asphalt	51,735	33,690	50,326	—	—	135,751
Liquid asphalt	—	—	—	76,340	—	76,340
Other	76,833	13	12,773	17,448	9,654	116,721
Contracting services public-sector	133,531	115,882	123,853	—	—	373,266
Contracting services private-sector	62,924	55,355	5,724	—	—	124,003
Internal sales	(84,023)	(40,740)	(61,173)	(16,428)	(9,269)	(211,633)
Revenues from contracts with customers	$529,591	$253,595	$275,565	$77,360	$385	$1,136,496
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
The changes in contract assets and liabilities were as follows:

	June 30, 2025	December 31, 2024	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$63,964	$31,283	$32,681	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(36,306)	(42,126)	5,820	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract assets (liabilities)	$27,658	$(10,843)	$38,501

	June 30, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$49,150	$27,293	$21,857	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(45,123)	(51,376)	6,253	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract assets (liabilities)	$4,027	$(24,083)	$28,110
We recognized $9.7 million and $37.9 million in revenue for the three and six months ended June 30, 2025, which was previously included in contract liabilities at December 31, 2024. We recognized $14.4 million and $44.9 million in revenue for the three and six months ended June 30, 2024, which was previously included in contract liabilities at December 31, 2023.
We recognized a net increase in revenues of $11.8 million and $18.1 million for the three and six months ended June 30, 2025, respectively, from performance obligations satisfied in prior periods. We recognized a net increase in revenues of $15.1 million and $21.2 million for the three and six months ended June 30, 2024, respectively, from performance obligations satisfied in prior periods.
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
At June 30, 2025, our remaining performance obligations were $1,253.4 million. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $998.5 million within the next 12 months or less; $178.6 million within the next 13 to 24 months; and $76.3 million in 25 months or more.

Index
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

Index
The preliminary allocation of the purchase price for Strata is as follows, which has been updated as of June 30, 2025, to include measurement period adjustments for updated fair values of certain assets, working capital adjustments and reclassification of assets held for sale to property, plant and equipment.

	As of March 7, 2025	Measurement Period Adjustments	As of June 30, 2025
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,906	$749	$8,655
Receivables	8,374	2,224	10,598
Costs and estimated earnings in excess of billings on uncompleted contracts	4,390	(378)	4,012
Inventories	36,355	(132)	36,223
Assets held for sale	21,093	(2,383)	18,710
Prepayments and other current assets	4,850	—	4,850
Total current assets	82,968	80	83,048
Noncurrent assets:
Property, plant and equipment	266,370	1,639	268,009
Goodwill	152,329	(5,544)	146,785
Other intangible assets	13,600	(700)	12,900
Operating lease right-of-use assets	53	—	53
Total noncurrent assets	432,352	(4,605)	427,747
Total assets acquired	$515,320	$(4,525)	$510,795
Liabilities
Current liabilities:
Accounts payable	$3,312	$537	$3,849
Billings in excess of costs and estimated earnings on uncompleted contracts	921	(324)	597
Current operating lease liabilities	29	—	29
Other accrued liabilities	21,378	(4,738)	16,640
Total current liabilities	25,640	(4,525)	21,115
Noncurrent liabilities:
Deferred income taxes	45,092	—	45,092
Noncurrent operating lease liabilities	3,293	—	3,293
Total noncurrent liabilities	48,385	—	48,385
Total liabilities assumed	74,025	(4,525)	69,500
Total consideration (fair value)	$441,295	$—	$441,295
Intangible assets for Strata, as of the date of acquisition, included $8.8 million for customer backlog with an amortization period of 9 months and $4.1 million for permits with an amortization period of 10 years upon commencement of operations.

Revenue attributable to Strata included in our Consolidated Statements of Operations for the three and six months ended June 30, 2025, was $46.9 million and $49.8 million, respectively, and net loss was $3.8 million and $7.0 million, respectively.
Other
During the first six months of 2025, we completed the acquisitions of an aggregate quarry operation in Washington and an aggregates and contracting services business in Central Minnesota. The acquisitions resulted in the recognition of $5.9 million of current assets; $55.2 million of assets in property, plant and equipment; $11.3 million of goodwill; $5.2 million of intangible assets, which included $1.1 million of non-compete agreements, $2.7 million of customer relationships and $1.4 million of customer backlog; $1.1 million of current liabilities; $1.3 million deferred income tax liability and $202,000 of noncurrent liabilities - other. The results of the aggregate quarry operation are included in our West segment and the results of the aggregates and contracting services business are included in our Central segment.

Index
In the first quarter of 2025, we reviewed the fair values of the assets and liabilities of the aggregate quarry operation in Washington and determined that the purchase would result in a gain being recognized at the time of the acquisition. We believe the bargain purchase gain was primarily the result of the sellers’ desire to exit quickly due to cash flow constraints which were limiting their ability to operate the business efficiently. The gain on the purchase was $3.5 million, net of deferred taxes of $1.3 million, and was recorded in other income on the Consolidated Statement of Operations.
During 2024, we completed four acquisitions with an aggregated purchase price of $120.7 million, subject to future post-closing adjustments. The purchase accounting for Albina Asphalt was completed in the second quarter and no material adjustments were needed.
For the three and six months ended June 30, 2025, we incurred acquisition-related costs on completed and other potential acquisitions of $1.6 million and $6.9 million, respectively. These costs are included in our Corporate Services in selling, general and administrative expenses on the Consolidated Statement of Operations.
Dispositions
On March 7, 2025, we sold four ready-mix plant operations for total proceeds of $14.5 million. The ready-mix plant operations were acquired by us as part of the Strata acquisition and subsequently sold to a third-party. The ready-mix plants were included in assets held for sale on the opening balance sheet for Strata at the time of the acquisition.
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2025
	(In thousands)
West	$123,674	$—	$—	$123,674
Mountain	26,816	—	—	26,816
Central	115,322	172,491	(5,544)	282,269
Energy Services	31,413	—	(39)	31,374
Total	$297,225	$172,491	$(5,583)	$464,133

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2024
	(In thousands)
West	$123,599	$—	$—	$123,599
Mountain	26,816	—	—	26,816
Central	114,587	735	—	115,322
Energy Services	9,476	—	—	9,476
Total	$274,478	$735	$—	$275,213

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2024
	(In thousands)
West	$123,599	$75	$—	$123,674
Mountain	26,816	—	—	26,816
Central	114,587	735	—	115,322
Energy Services	9,476	21,937	—	31,413
Total	$274,478	$22,747	$—	$297,225

Index
Other amortizable intangible assets were as follows:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Customer relationships	$32,503	$18,868	$30,703
Less accumulated amortization	13,316	9,977	11,060
	19,187	8,891	19,643
Noncompete agreements	3,107	3,784	3,950
Less accumulated amortization	2,797	3,283	3,524
	310	501	426
Tradename	7,470	—	7,470
Less accumulated amortization	498	—	124
	6,972	—	7,346
Backlog	9,290	—	390
Less accumulated amortization	3,290	—	22
	6,000	—	368
Other	5,968	1,796	3,310
Less accumulated amortization	290	1,044	1,679
	5,678	752	1,631
Total	$38,147	$10,144	$29,414
The previous tables include goodwill and intangible assets associated with the business combinations completed in the first half of 2025. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2025, was $5.0 million and $6.1 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2024, was $526,000 and $1.1 million, respectively. Estimated amortization expense for identifiable intangible assets as of June 30, 2025, was:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Amortization expense	$9,164	$4,357	$4,287	$3,961	$3,466	$12,912
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
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invest in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $32.2 million, $27.3 million and $28.4 million at June 30, 2025 and 2024, and December 31, 2024, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.8 million and $392,000 for the three months ended and $1.1 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2025
	(In thousands)
Assets:
Money market funds	$—	$2,718	$—	$2,718
Insurance contracts	—	32,241	—	32,241
Total assets measured at fair value	$—	$34,959	$—	$34,959

	Fair Value Measurements at June 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2024
	(In thousands)
Assets:
Money market funds	$—	$3,982	$—	$3,982
Insurance contracts	—	27,289	—	27,289
Total assets measured at fair value	$—	$31,271	$—	$31,271

	Fair Value Measurements at December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$4,082	$—	$4,082
Insurance contracts	—	28,377	—	28,377
Total assets measured at fair value	$—	$32,459	$—	$32,459
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
The assets and liabilities of the acquisitions that occurred through the second quarter of 2025 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment. For more information on these Level 2 and 3 fair value measurements, see Note 10.

Index
Our long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of our Level 2 long-term debt was as follows:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Carrying amount	$1,369,999	$693,483	$689,950
Fair value	$1,395,807	$712,852	$707,853
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of ours contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes we, as applicable, were in compliance with at June 30, 2025. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

On March 7, 2025, we entered into an amendment to the senior secured credit agreement to, among other things, increase our revolving credit facility from $350.0 million to $500.0 million and extend the maturity to March 7, 2030, refinance the existing $275.0 million Term Loan A to extend the maturity to March 7, 2030, and provide for a new Term Loan B in an aggregate principal amount of $500.0 million with a maturity of March 8, 2032. The Term Loan B was funded on March 7, 2025. Each facility has a SOFR-based interest rate. The Term Loan A has a mandatory annual amortization of 2.50 percent for years one and two, 5.00 percent for years three and four, and 7.50 percent in the fifth year. The Term Loan B has a mandatory annual amortization of $5.0 million. The agreement contains customary covenants and provisions, including a covenant of Knife River not to permit, at any time, the ratio of total debt to trailing-twelve-month earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) to be greater than 4.75 to 1.00. The covenants also include restrictions on the sale of certain assets, loans and investments.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2025	June 30, 2025	June 30, 2024	December 31, 2024
		(In thousands)
Term loan A agreement due on March 7, 2030	6.05%	$263,033	$268,125	$264,688
Term loan B agreement due on March 8, 2032	6.31%	498,750	—	—
Revolving credit agreement	6.58%	183,000	—	—
Senior notes due on May 1, 2031	7.75%	425,000	425,000	425,000
Other notes due on January 1, 2061	—%	216	358	262
Less unamortized debt issuance costs		17,045	13,945	12,564
Total long-term debt		1,352,954	679,538	677,386
Less current maturities		11,780	7,072	10,475
Net long-term debt		$1,341,174	$672,466	$666,911
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at June 30, 2025, were as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Long-term debt maturities	$5,971	$11,670	$16,580	$18,235	$23,197	$1,294,346

Index
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Interest paid, net	$35,179	$27,993
Income taxes paid, net	$4,091	$1,662

Noncash investing and financing transactions were as follows:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,671	$10,844
Property, plant and equipment additions in accounts payable	$6,127	$5,098
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

Index

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$317,195	$176,121	$255,062	$85,146	$833,524	$332,052	$193,769	$214,603	$66,243	$806,667
Intersegment revenues	206	—	130	12,234	12,570	877	172	69	9,910	11,028
Total segment revenue	317,401	176,121	255,192	97,380	846,094	332,929	193,941	214,672	76,153	817,695

Other revenues[1]					337					377
Less: Elimination of intersegment revenue					12,672					11,166
Total consolidated revenue					$833,759					$806,906

Cost of revenue excluding depreciation, depletion and amortization	234,634	136,976	195,820	77,260		242,591	143,756	167,558	54,615
Selling, general and administrative expenses excluding depreciation, depletion and amortization	21,821	8,356	15,316	3,120		21,341	7,084	11,285	2,183
Other segment items[2]	(176)	121	341	79		(446)	18	359	12
Total segment EBITDA	$60,770	$30,910	$44,397	$17,079	$153,156	$68,551	$43,119	$36,188	$19,367	$167,225

Consolidated income before income taxes					67,948					104,114
Plus:
Depreciation, depletion and amortization					50,204					34,512
Interest expense, net[3]					21,546					12,809
Less unallocated amounts:
Other corporate services revenue					235					239
Other corporate services expenses					(13,693)					(16,029)
Total segment EBITDA					$153,156					$167,225
1    Other revenues is comprised of revenue included within our corporate services.
2    Other segment items is comprised of other income (expense) items on the income statement.
3    Interest expense, net is interest expense net of interest income.

Index

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$525,213	$242,114	$322,904	$96,691	$1,186,922	$529,591	$253,595	$275,565	$77,360	$1,136,111
Intersegment revenues	480	—	143	14,632	15,255	2,010	172	96	11,596	13,874
Total segment revenue	525,693	242,114	323,047	111,323	1,202,177	531,601	253,767	275,661	88,956	1,149,985

Other revenues[1]					867					739
Less: Elimination of intersegment revenue					15,813					14,228
Total consolidated revenue					$1,187,231					$1,136,496

Cost of revenue excluding depreciation, depletion and amortization	399,647	209,930	269,475	94,877		401,996	201,080	233,123	67,525
Selling, general and administrative expenses excluding depreciation, depletion and amortization	43,468	17,655	33,786	7,217		41,073	15,693	25,510	4,603
Other segment items[2]	3,106	114	319	49		(570)	60	438	56
Total segment EBITDA	$85,684	$14,643	$20,105	$9,278	$129,710	$87,962	$37,054	$17,466	$16,884	$159,366

Consolidated income (loss) before income taxes					(25,401)					40,160
Plus:
Depreciation, depletion and amortization					88,967					66,724
Interest expense, net[3]					34,669					23,955
Less unallocated amounts:
Other corporate services revenue					308					384
Other corporate services expenses					(31,783)					(28,911)
Total segment EBITDA					$129,710					$159,366
1    Other revenues is comprised of revenue included within our corporate services.
2    Other segment items is comprised of other income (expense) items on the income statement.
3    Interest expense, net is interest expense net of interest income.

Index

	At June 30, 2025					At June 30, 2024
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Capital expenditures	$132,516	$29,420	$46,375	$3,450	$211,761	$44,282	$25,025	$30,218	$6,124	$105,649
Assets	$1,470,836	$402,363	$1,317,920	$309,690	$3,500,809	$1,293,685	$374,353	$695,878	$191,189	$2,555,105
Other assets					5,018,536					4,223,726
Elimination of intercompany receivables and investment in subsidiaries					4,887,882					4,095,969
Total consolidated assets					$3,631,463					$2,682,862
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
At June 30, 2025 and 2024, and December 31, 2024, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $3.1 million, $3.2 million and $6.6 million, respectively. At June 30, 2025 and 2024, there were no corresponding insurance receivables recorded. At December 31, 2024, we recorded corresponding insurance receivables of $459,000 related to the accrued liabilities. Most of these claims and lawsuits are covered by insurance, thus our exposure is typically limited to our deductible amount. Management will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Knife River Corporation - Northwest is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in our 2024 Annual Report.
Guarantees
We have outstanding obligations to third parties where we have guaranteed our performance. These guarantees are related to contracts for contracting services and certain other guarantees. At June 30, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2025.
We have outstanding letters of credit to third parties related to insurance policies and other agreements. At June 30, 2025, the fixed maximum amounts guaranteed under these letters of credit aggregated to $23.4 million. At June 30, 2025, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $756,000 in 2025, $22.4 million in 2026, $104,000 in 2027 and $175,000 in 2028. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2025.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, we would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the

Index
future. At June 30, 2025, approximately $915.7 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 17 - Related-party transactions
Transition services agreements
On May 31, 2023, the separation of Knife River from MDU Resources Group, Inc. (MDU Resources) and its other businesses was completed and Knife River became an independent, publicly traded company (Separation) listed on the New York Stock Exchange under the symbol "KNF". As part of the Separation, MDU Resources provided transition services to us and we provided transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. We paid $413,000 for the three months ended and $1.2 million for the for the six months ended June 30, 2024, related to these activities, which were reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. We received $62,000 for the three months ended and $138,000 for the for the six months ended June 30, 2024, related to these activities, which were reflected in other income on the Consolidated Statements of Operations. The majority of the transition services were completed over a period of one year after the Separation and, as of December 31, 2024, no further obligation for services exists for either party.

Note 18 - Subsequent event
On July 11, 2025, we acquired the business of High Desert Aggregate and Paving, LLC, an aggregates-led, construction materials and contracting services business with operations in Bend, Oregon, which will be included in the West segment. To date, the initial accounting for the acquisition is incomplete. Due to the limited time since the date of the acquisition, it is impracticable for us to make business combination disclosures related to the acquisition. We are still gathering the necessary information to provide such disclosures in future filings.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, projections, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, Knife River Corporation ("Knife River," the "Company," "we," "our," or "us") may publish or otherwise make available forward-looking statements of this nature, including statements related to its Competitive EDGE strategy (EDGE) implemented to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth, shareholder value creation, expected long-term goals, expected backlog margin, acquisitions, financing plans, expected federal and state funding for infrastructure or other proposed strategies.
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
We are one of the leading providers of crushed stone and sand and gravel in the United States and operate through four operating segments, which are also our reportable segments, across 14 states: West, Mountain, Central and Energy Services. The geographic segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete construction, site development and grading. The Energy Services segment produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction.
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
Market Conditions and Outlook
Federal and state funding remains strong for a majority of our markets with approximately 80 percent of our historical contracting services revenue each year coming from public-sector projects, enhancing stability through market cycles. For more information on factors that may negatively impact our business, see the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2024 Annual Report.
Backlog. Our contracting services backlog was as follows:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In millions)
West	$282.4	$320.8	$230.2
Mountain	483.4	365.5	339.9
Central	487.6	302.2	175.5
	$1,253.4	$988.5	$745.6
Expected margins on backlog at June 30, 2025, were slightly lower compared to the expected margins on backlog at June 30, 2024. Of the $1.3 billion of backlog at June 30, 2025, we expect to complete approximately $998.5 million in the 12 months following June 30, 2025. Approximately 91 percent of our backlog at June 30, 2025, related to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation (DOT). Further, there continues to be infrastructure development, as discussed in the following section on Public Funding, which is expected to continue to provide bidding opportunities in our markets. Oregon, however, has seen challenges with both public and private projects contributing to lower backlog in the West segment. On the public side, challenges with the Oregon DOT budget, as discussed in the following section on Public funding, will continue to create a headwind for 2025, while high interest rates and macroeconomic uncertainty have delayed private projects.
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

Index
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. Earlier this year, the American Society of Civil Engineers published its 2025 Report Card for America's Infrastructure, assigning the United States roads a "D+" grade and estimating that between 2024 and 2033, the country will require more funding than what is currently authorized. It is estimated that a total of $2.2 trillion in funding will be needed for our roadway systems to reach a state of good repair.
Currently, states have continued moving forward with allocating funds from federal programs, such as the Infrastructure Investment and Jobs Act (IIJA), which is authorized to provide $1.2 trillion in funding from 2022 through 2026. As of April 2025, approximately 58 percent percent of IIJA formula funding had yet to be spent in our 14 state operating market. Additionally, DOT budgets in most of the states where we operate remain strong, which favorably affects bidding through the remainder of the year. During the early part of second quarter 2025, Washington, Idaho and North Dakota all passed bills that support their transportation funding. We continue to monitor the implementation and impact of these legislative items. Throughout the first half of 2025, we saw projects in Oregon get delayed and funding diverted from asphalt paving to megaprojects as a result of the state's DOT budget shortfall and general uncertainty for funding. In August 2025, Oregon intends to hold a special legislative session to address transportation funding needs.
Profitability. Our management team continually monitors our margins and has been proactive in applying strategies to increase margins to support our long-term profitability goals and to create shareholder value. In 2023, we began implementing EDGE initiatives and established teams to deliver training, assist with targeting higher-margin bidding opportunities across the regions and pursue growth opportunities, as well as identifying ways to increase efficiencies and reduce costs. Since inception, the Materials Process Improvement Team (Materials PIT Crew) has traveled to 25 locations throughout our operational footprint, visiting 152 individual aggregate, asphalt and ready-mix concrete plants. In the effort to drive continuous improvements, these teams have been deploying new technologies and training to enhance productivity.
In 2024, we created the position of Chief Excellence Officer. This newly formed position became effective January 1, 2025, and focuses on expanding our PIT Crews and leading our standardization efforts. Under the leadership of the Chief Excellence Officer, a broader process improvement framework was established, creating more teams focused on standardization, commercial excellence and operational excellence. In June 2025, we appointed a Senior Vice President of Aggregate and Rail. This role will add to the EDGE strategy by working with our PIT Crews to focus on identifying and driving cost reductions at our aggregate production facilities while also helping shape our corporate strategy and evaluating and supporting new aggregate opportunities.
Under the current tariff environment, we did not experience a material direct impact to the results of our financial operations in the first six months of 2025. We continue to closely monitor the effects and changes to these announcements, but currently do not have enough information to fully quantify the direct or indirect impact of these tariffs.
Growth. Our management team continues to evaluate growth opportunities, both through organic growth and acquisitions they believe will generate shareholder value. Our business development team is focused on our growth with materials-led businesses in mid-size, high growth markets, and has several targets at various stages of completion in our acquisition pipeline. In the second quarter of 2025, we completed the acquisition of an aggregates and contracting services business in Central Minnesota. In the first quarter of 2025, we completed the acquisition of Strata Corporation, which is now included in our Central segment, as well as the acquisition of an aggregate quarry operation in Washington. Subsequent to June 30, 2025, we acquired an aggregates-led, construction materials and contracting services business in Central Oregon.
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
Seasonality. Our operations can be impacted by weather especially due to a large portion of our markets being geographically located in the northern part of the country. Generally, our construction activity in the northern states is from May into the first part of November. An unusually wet spring or early winter can lead to reduced construction activity, which will also impact our aggregate and asphalt product lines. In the second quarter of 2025, parts of our Central, Mountain and Energy Services segments were impacted by rainfall amounts that were heavier than normal causing a delay in work. These delays have pushed work into the second half of 2025. Also, Texas experienced flooding in some of our market areas in July 2025 that may negatively impact our results of operations in the second half of 2025.
Workforce. As a people-first company, we continually take steps to address safety, recruitment and retention of our employees. Safety is one of Knife River's core values. The fundamental tenets of our "I Choose Safety" program are that safety is a choice and that all injuries are preventable. Our team is committed to work safely every day and we continue to advance our culture of safety through engagement and empowering our team members to take action and make meaningful changes that improve their well-being and the well-being of others.

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
We own and operate a state-of-the-art training facility, the Knife River Training Center. This unique, 230-acre facility, used corporatewide, provides ample space to enhance the skills of both our new and existing employees through classroom education and hands-on experience. One of the most popular courses at the Knife River Training Center is the commercial driver's license training (CDL), which is helping to address an industry-wide labor shortage. In addition to CDL training for new truck drivers, the training center offers experienced truck driver training, new and experienced equipment operator training and the center offers a diverse array of courses designed to foster leadership and facilitate professional skills development in sales, instruction, and more. These courses are available to all Knife River employees, ensuring that our team members, from frontline workers to senior leadership, have access to the training and support they need to grow in their roles.
Our training and development team, based out of the Knife River Training Center, is comprised of professional instructors, who bring a wealth of knowledge and experience to the learning environment. This dedicated team has a long-standing tradition of delivering quality training programs that are both comprehensive and practical. Their expertise ensures that every employee receives the highest standard of education and skill development.
Consolidated Overview

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$833.8	$806.9	3%	$1,187.2	$1,136.5	4%
Cost of revenue	676.5	630.7	7%	1,039.6	953.8	9%
Gross profit	157.3	176.2	(11)%	147.6	182.7	(19)%
Selling, general and administrative expenses	69.2	59.5	16%	142.2	119.7	19%
Operating income	88.1	116.7	(25)%	5.4	63.0	(91)%
Interest expense	22.3	13.9	60%	37.6	27.9	35%
Other income	2.2	1.3	69%	6.8	5.1	33%
Income (loss) before income taxes	68.0	104.1	(35)%	(25.4)	40.2	(163)%
Income tax expense (benefit)	17.4	26.2	(34)%	(7.3)	9.9	(174)%
Net income (loss)	$50.6	$77.9	(35)%	$(18.1)	$30.3	(160)%

EBITDA*	$139.7	$151.4	(8)%	$98.2	$130.8	(25)%
Adjusted EBITDA*	$140.8	$154.3	(9)%	$102.8	$136.6	(25)%
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

Index
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
The following tables summarize our operating results.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
West	$317.4		$332.8		$525.7		$531.5
Mountain	176.1		194.0		242.1		253.8
Central	255.2		214.7		323.1		275.7
Energy Services	97.4		76.2		111.3		89.0
Total segment revenues	846.1		817.7		1,202.2		1,150.0
Corporate Services and Eliminations	(12.3)		(10.8)		(15.0)		(13.5)
Consolidated revenues	$833.8		$806.9		$1,187.2		$1,136.5

EBITDA (a):
West	$60.7	19.1%	$68.5	20.6%	$85.7	16.3%	$87.9	16.5%
Mountain	30.9	17.6%	43.1	22.2%	14.6	6.0%	37.0	14.6%
Central	44.4	17.4%	36.2	16.9%	20.1	6.2%	17.4	6.3%
Energy Services	17.1	17.5%	19.4	25.4%	9.3	8.3%	16.9	19.0%
Total segment EBITDA (a)	153.1	18.1%	167.2	20.4%	129.7	10.8%	159.2	13.8%
Corporate Services and Eliminations (b)	(13.4)	N.M.	(15.8)	N.M.	(31.5)	N.M.	(28.4)	N.M.
Consolidated EBITDA (a)	$139.7	16.8%	$151.4	18.8%	$98.2	8.3%	$130.8	11.5%
(a)EBITDA, total segment EBITDA, EBITDA margin and total segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."
(b)N.M. - not meaningful

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales (thousands):
Aggregates (tons)	8,826	9,408	12,693	13,663
Ready-mix concrete (cubic yards)	1,041	975	1,585	1,505
Asphalt (tons)	1,643	1,813	1,842	2,034

Average selling price:*
Aggregates (per ton)	$18.80	$16.84	$19.49	$17.76
Ready-mix concrete (per cubic yard)	$197.91	$184.12	$198.37	$185.63
Asphalt (per ton)	$67.45	$65.82	$68.92	$66.76
*The average selling price includes freight and delivery and other revenues.

Index

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$165.9		$158.4		$247.4		$242.7
Ready-mix concrete	206.0		179.5		314.4		279.4
Asphalt	110.8		119.3		127.0		135.7
Liquid asphalt	85.9		65.3		98.1		76.3
Other*	79.6		77.7		123.0		116.7
Contracting services	340.2		371.8		480.2		497.3
Internal sales	(154.6)		(165.1)		(202.9)		(211.6)
Total revenues	$833.8		$806.9		$1,187.2		$1,136.5

Gross profit by product line:
Aggregates	$34.6	20.8%	$39.6	25.0%	$28.6	11.6%	$44.4	18.3%
Ready-mix concrete	32.4	15.7%	29.8	16.6%	41.1	13.1%	38.5	13.8%
Asphalt	16.8	15.2%	17.3	14.5%	11.2	8.8%	11.7	8.6%
Liquid asphalt	14.9	17.4%	15.8	24.2%	10.7	10.9%	14.8	19.5%
Other*	17.8	22.3%	22.3	28.7%	4.5	3.7%	9.7	8.3%
Contracting services	40.8	12.0%	51.4	13.8%	51.5	10.7%	63.6	12.8%
Total gross profit	$157.3	18.9%	$176.2	21.8%	$147.6	12.4%	$182.7	16.1%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Revenue
Revenue increased $26.9 million, largely driven by the addition of Strata in March 2025 and Albina in November 2024, as well as price increases of mid-single digits on aggregate and ready-mix and low-single digits on asphalt. Partially offsetting the increased revenue was lower contracting services work in Oregon and Montana, due in part to less public-agency work and project timing, which also impacted aggregate and asphalt sales volumes. Parts of our Central and Mountain segments also faced higher-than-normal rainfall in the quarter which delayed work further impacting contracting services, aggregate and asphalt revenues.
Gross profit and gross margin
Gross profit decreased $18.9 million, largely due to less work performed in the quarter, as previously discussed. The decrease in aggregate volumes further impacted our results as we had less production and higher per-unit fixed costs. In addition, Energy Services saw a decrease in gross profit mostly due to competitive market conditions and higher repairs and maintenance costs. These decreases were offset in part by the contributions of Strata and Albina, higher gross profit in California from favorable construction project execution and higher margins in Alaska and Hawaii.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $9.7 million for the second quarter. Our reportable segments had higher costs of $11.2 million, primarily due to additional overhead from the acquisitions of Strata and Albina, as well as increased labor-related costs partly due to additional employees. Partially offsetting the increase was higher gains on asset sales of $6.1 million.
Corporate Services had a decrease in selling, general and administrative costs of $1.5 million compared to second quarter 2024. This decrease is largely related to lower incurred but not reported losses for our self-insured health care plan and the absence of one-time Separation costs in 2024 of $1.5 million. Offsetting the cost decrease was an increase in due diligence and integration costs of $1.9 million related to corporate development and completed acquisitions, as well as higher labor-related costs for additional staff.
Interest expense
Interest expense increased $8.4 million due primarily to higher average debt balances with the issuance of a new Term Loan B in March of 2025 and borrowings under our revolving credit facility in the second quarter of 2025, offset in part by lower average interest rates.

Index
Other income
Other income increased $900,000, largely driven by increased investment returns of $1.2 million on our nonqualified defined benefit plans, offset in part by a decrease in interest income of $300,000.
Income tax expense
Income tax expense decreased $8.8 million, corresponding with lower income before income taxes.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Revenue
Revenue increased $50.7 million, largely driven by the addition of Strata in March 2025 and Albina in November 2024, as well as price increases of mid-single digits on aggregate and ready-mix and low-single digits on asphalt. California saw an increase in public-agency and commercial work, which positively impacted contracting services and ready-mix revenues. Partially offsetting the increased revenue was lower contracting services work in Oregon and Montana, due in part to less public-agency work and timing of projects, which also impacted aggregate and asphalt sales volumes. Parts of our Central and Mountain segments also faced higher-than-normal rainfall in the second quarter which delayed work further impacting contracting services, aggregate and asphalt revenues.
Gross profit and gross margin
Gross profit decreased $35.1 million, largely due to less work performed, as previously discussed. The decrease in aggregate volumes further impacted our results as we had less production and higher per-unit fixed costs. In addition, Energy Services saw a decrease in gross profit mostly due to competitive market conditions and higher repairs and maintenance costs. These decreases were offset in part by the contributions of Strata, higher gross profit in California from favorable construction project execution and higher margins in Alaska and Hawaii.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $22.5 million for the first half of the year. Our reportable segments had higher costs of $20.3 million, primarily due to additional overhead from the acquisitions of Strata and Albina, as well as increased labor-related costs partly due to additional employees.
Corporate Services had an increase in selling, general and administrative costs of $2.2 million. This increase is primarily due to due diligence and integration costs of $7.5 million related to corporate development and completed acquisitions, as well as higher labor-related costs for additional staff. Offsetting the decrease was lower incurred but not reported losses for our self-insured health care plan and the absence of one-time Separation costs in 2024 of $3.8 million.
Interest expense
Interest expense increased $9.7 million due primarily to higher average debt balances with the issuance of a new Term Loan B in March of 2025 and borrowings under our revolving credit facility in the second quarter of 2025, offset in part by lower average interest rates.
Other income
Other income increased $1.7 million, largely driven by a one-time gain of $3.5 million on the bargain purchase of an aggregate quarry operation in the West segment, offset in part by a decrease in interest income of $1.0 million and lower investment returns on our nonqualified defined benefit plans.
Income tax (benefit) expense
Income tax benefit increased $17.2 million, due to a loss before income taxes in 2025 compared to income before income taxes in 2024.
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

Index
Results of Operations - West

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$317.4	$332.8	(5)%	$525.7	$531.5	(1)%
EBITDA	$60.7	$68.5	(11)%	$85.7	$87.9	(3)%
EBITDA margin	19.1%	20.6%		16.3%	16.5%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Aggregates	$74.8	$84.4	$131.1	$143.3
Ready-mix concrete	90.0	82.3	159.7	145.3
Asphalt	38.5	41.1	47.4	51.7
Other*	49.3	47.9	83.7	76.8
Contracting services	121.2	131.8	188.7	196.5
Internal sales	(56.4)	(54.7)	(84.9)	(82.1)
	$317.4	$332.8	$525.7	$531.5
*Other includes cement, merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Revenue decreased $15.4 million, primarily due to less available public-agency and commercial work and timing of projects in Oregon which led to a $20.9 million decrease in contracting services revenue, as well as contributing to lower aggregate sales volumes of $15.4 million and asphalt sales volumes of $3.0 million. Across the segment, higher aggregates and ready-mix pricing added $14.0 million, while California saw an increase in public-agency and commercial work which added $10.3 million to contracting services revenue. In addition, market demand in Hawaii contributed to increased ready-mix and cement volumes.
EBITDA decreased 11 percent for the quarter, resulting from decreased margins on contracting services, aggregates and asphalt largely driven by fewer projects in Oregon, as previously mentioned. California saw 3.4 percent higher contracting margins due to the execution on completed work and higher revenues while Hawaii and Alaska also saw increased margins.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Revenue decreased $5.8 million, mostly due to lower overall market demand resulting in less public-agency and commercial work in Oregon which led to a 15.9 percent decrease in contracting services revenue, as well as contributing to lower aggregate sales volumes by $26.9 million and asphalt sales volumes by $4.3 million. Across the segment, higher aggregates, ready-mix and cement pricing added $28.3 million, while California saw an increase in public-agency and commercial work which added $15.8 million to contracting services revenue. In addition, market demand in Hawaii increased ready-mix and cement volumes by $7.8 million compared to this time last year.
EBITDA decreased 3 percent year-over-year, resulting from decreased margins on contracting services, aggregates and asphalt largely driven by fewer projects in Oregon, as previously mentioned. Selling, general and administrative costs were $2.4 million higher largely due to increased labor-related costs, offset in part by higher gains on asset sales of $2.9 million. California saw higher contracting margins due to favorable job execution on completed work and higher revenues while Hawaii and Alaska also saw increased margins. The segment also recognized a one-time gain of $3.5 million due to an acquisition in the first quarter of 2025 that was a bargain purchase, as discussed in Note 10.

Index
Results of Operations - Mountain

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$176.1	$194.0	(9)%	$242.1	$253.8	(5)%
EBITDA	$30.9	$43.1	(28)%	$14.6	$37.0	(60)%
EBITDA margin	17.6%	22.2%		6.0%	14.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Aggregates	$29.3	$31.1	$37.4	$40.6
Ready-mix concrete	35.7	35.0	48.8	48.8
Asphalt	28.8	32.9	29.3	33.7
Contracting services	110.7	131.6	158.7	171.2
Internal sales	(28.4)	(36.6)	(32.1)	(40.5)
	$176.1	$194.0	$242.1	$253.8
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Revenue decreased $17.9 million in the quarter, primarily due to decreased contracting services work, which also brought aggregate and asphalt volumes down. Montana saw a decline in contracting services revenue of approximately 41 percent, largely due to lower asphalt paving work as a result of the DOT spending a larger portion of its budget on bridge structures, timing of projects and higher-than-normal rainfall amounts in certain markets. Idaho also saw lower contracting services revenue due to the timing of public-agency and airport work compared to the prior year. Partially offsetting the decrease was higher aggregate and ready-mix pricing of $4.6 million from dynamic pricing and the mix of product sold. In addition, Wyoming had more early season contracting services work that contributed an additional $2.2 million compared to the prior year.
EBITDA decreased $12.2 million for the quarter. Lower margins on aggregates was largely the result of lower aggregate sales volumes due to a later start to the construction season and fewer construction projects, as previously discussed, and higher per-unit fixed costs, offset in part by higher pricing. Contracting services and asphalt margins also decreased due to less work, as previously discussed, and selling, general and administrative costs were $1.3 million higher, largely from increased labor-related costs.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Revenue decreased $11.7 million, primarily due to the decrease in contracting services work in the second quarter of the year, which also brought aggregate and asphalt volumes down by $10.5 million. Montana saw a decline in contracting services revenue largely due to lower asphalt paving work as a result of the DOT spending a larger portion of its budget on bridge structures, timing of projects and higher-than-normal rainfall amounts in certain markets. Idaho also saw lower contracting services revenue due to the timing of public-agency and airport work compared to the prior year. Partially offsetting the decrease was higher aggregate and ready-mix pricing of $6.0 million from dynamic pricing and the mix of product sold. In addition, Wyoming saw an increase to contracting services revenue of $4.5 million due to more early season work than prior year.
EBITDA decreased $22.4 million year-over-year. Lower margins on aggregates was largely the result of lower aggregate sales volumes due to a later start to the construction season and fewer construction projects, as previously discussed, and higher per-unit fixed costs, as well as the mix of product sold. Contracting services experienced lower margins in Montana due to less available work. Asphalt margins also decreased due to less work, as previously discussed, and selling, general and administrative costs were $2.0 million higher, largely from increased labor-related costs.

Index
Results of Operations - Central

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$255.2	$214.7	19%	$323.1	$275.7	17%
EBITDA	$44.4	$36.2	23%	$20.1	$17.4	15%
EBITDA margin	17.4%	16.9%		6.2%	6.3%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Aggregates	$61.8	$42.9	$78.9	$58.8
Ready-mix concrete	80.3	62.2	105.9	85.3
Asphalt	43.5	45.3	50.3	50.3
Other*	12.6	10.9	15.0	12.7
Contracting services	108.3	108.4	132.8	129.6
Internal sales	(51.3)	(55.0)	(59.8)	(61.0)
	$255.2	$214.7	$323.1	$275.7
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Revenue increased 19 percent year-over-year to $255.2 million, primarily as a result of the first full-quarter reporting of Strata's operations which contributed $46.9 million and price increases across all product lines. In addition, Texas saw increased aggregate and ready-mix volumes of $1.6 million as a result of third-party and project specific sales in the quarter. Partially offsetting these increases was less contracting services work in Minnesota and North Dakota due to higher-than-average rainfall in the period delaying work, which also caused decreased aggregate and asphalt volumes.
EBITDA improved $8.2 million with approximately $5.7 million of the increase coming from Strata operations and $4.3 million from increased gains on asset sales primarily in Texas. Slightly offsetting the increase was reduced work in Minnesota and North Dakota as these states experienced unfavorable weather in the later part of the quarter, negatively impacting contracting services margin, as well as decreased sales across the product lines. Also lowering EBITDA was the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for Strata of $1.1 million and higher selling, general and administrative costs, primarily due to higher labor-related costs due to additional positions as the segment continues to grow and expand operations.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Revenue increased $47.4 million, largely due to the addition of Strata in March 2025 and price increases across all product lines. In addition, Texas saw increased construction activity for public-paving projects. Partially offsetting these increases was less contracting services work in Minnesota and North Dakota due to higher-than-average rainfall in the period delaying work, which also caused decreased aggregate and asphalt volumes.
EBITDA improved 15 percent due to increased gains on asset sales of $4.2 million and Strata contributing $3.7 million. In addition, favorable project execution and timing of project incentives increased contracting services margins. Offsetting these increases was a delay in construction work due to unfavorable weather in Minnesota and North Dakota. Also lowering EBITDA was the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for Strata of $1.1 million and higher selling, general and administrative costs, primarily due to higher labor-related costs due to additional positions as the segment continues to grow and expand operations.

Index
Results of Operations - Energy Services

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$97.4	$76.2	28%	$111.3	$89.0	25%
EBITDA	$17.1	$19.4	(12)%	$9.3	$16.9	(45)%
EBITDA margin	17.5%	25.4%		8.3%	19.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Liquid Asphalt	$85.9	$65.3	$98.1	$76.3
Other*	14.2	14.4	17.2	17.5
Internal sales	(2.7)	(3.5)	(4.0)	(4.8)
	$97.4	$76.2	$111.3	$89.0
*Other includes fabric and spreading, burner fuels, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Revenue increased $21.2 million, primarily due to contributions from the acquisition of Albina Asphalt in November 2024. In addition, the new polymer modified asphalt processing plant in South Dakota contributed an additional $3.6 million in revenue. These increases were partially offset by lower volumes due to unfavorable weather and lower pricing in some locations driven by current liquid asphalt market pricing.
EBITDA decreased $2.3 million, as a result of lower margins due to competitive market conditions, planned and required maintenance expenses to our railcar fleet, continued tank and equipment repair costs at our terminals and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for Albina of $325,000.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Revenue increased $22.3 million, primarily due to contributions from the acquisition of Albina Asphalt in November 2024. In addition, the new polymer modified asphalt processing plant in South Dakota contributed an additional $3.6 million in revenue. These increases were partially offset by lower volumes due to unfavorable weather and lower pricing in some locations driven by current liquid asphalt market pricing.
EBITDA decreased $7.6 million, as a result of lower margins due to competitive market conditions, planned and required maintenance expenses related to our railcar fleet, continued tank and equipment repair costs at our terminals and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for Albina of $343,000.

Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of our company, as well as insurance activity at our captive insurer; interest expense on a majority of our long-term debt; interest income; and unrealized gains or losses on investments for nonqualified benefit plans.
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
During the second quarter of 2025, Corporate Services contributed negative EBITDA of $13.4 million, compared to negative EBITDA of $15.8 million in the prior year. Corporate Services had lower selling, general and administrative costs of $1.5 million in the quarter, driven largely by lower incurred but not reported losses for our self-insured health care plan and the absence of $1.5 million of one-time Separation costs incurred in 2024. Offsetting this benefit were higher due diligence and integration costs of $1.9 million related to corporate development and completed acquisitions, as well as higher labor-related costs for additional staff and stock-based compensation expense. Corporate Services also had increased investment returns of $1.2 million on our nonqualified defined benefit plans.

Index
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
During the first half of 2025, Corporate Services contributed negative EBITDA of $31.5 million, compared to negative EBITDA of $28.4 million in the prior year. Corporate Services had higher selling, general and administrative costs of $2.2 million in the year, driven largely by an increase in due diligence and integration costs of $7.5 million related to corporate development and completed acquisitions, as well as higher labor related costs for additional staff and stock-based compensation expense. Offsetting the decrease was lower incurred but not reported losses for our self-insured health care plan and the absence of one-time Separation costs in 2024 of $3.8 million. Corporate Services also had lower investment returns of $800,000 on our nonqualified defined benefit plans.

Liquidity and Capital Resources
At June 30, 2025, we had unrestricted cash and cash equivalents of $26.6 million, working capital of $706.1 million and borrowing capacity of $294.0 million on our revolving credit facility, net of our outstanding letters of credit. Working capital is calculated as current assets less current liabilities. As of June 30, 2025, we had sufficient liquid assets and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
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
On March 7, 2025, we entered into an amendment to our senior secured credit agreement to increase our revolving credit facility from $350 million to $500 million and extend the maturity to March 7, 2030, refinance our existing $275 million Term Loan A with a maturity of March 7, 2030, and provide for a new Term Loan B in an aggregate principal amount of $500.0 million with a maturity date of March 8, 2032. We used the proceeds from the issuance of the new Term Loan B to fund a portion of Strata's purchase price. Separately, we increased the total commitments under our existing revolving credit facility for future expenditures. For more information on the debt agreements and covenant restrictions, see Note 13.
Capital expenditures
We are committed to disciplined capital allocation, including reinvesting in our company to maintain fixed assets, improve operations and grow our business.
We currently estimate total 2025 capital expenditures for maintenance and improvement to be between $160 million and $225 million. For the six months ended June 30, 2025, we spent $111.0 million, largely on the replacement of depleting aggregate reserves, construction equipment and plant improvements.
Additionally, for the six months ended June 30, 2025, we spent $619.5 million on growth initiatives, which comprised of $501.9 million on acquisitions and $117.6 million on aggregate expansion and greenfield projects. In connection with the Strata acquisition, we also received proceeds of $14.5 million on the sale of four ready-mix plant operations. For the remainder of 2025, we estimate to spend $50.1 million on organic growth projects. Capital expenditures for future acquisitions and new organic growth opportunities would be incremental to our outlined capital program. It is anticipated that capital expenditures for 2025 will be funded by various sources, including internally generated cash and debt facilities.

Index
Cash flows

	Six Months Ended
	June 30,
	2025	2024
	(In millions)
Net cash provided by (used in)
Operating activities	$(167.8)	$(89.7)
Investing activities	(701.9)	(110.2)
Financing activities	666.3	(5.2)
Decrease in cash, cash equivalents and restricted cash	(203.4)	(205.1)
Cash, cash equivalents and restricted cash -- beginning of year	281.1	262.3
Cash, cash equivalents and restricted cash -- end of period	$77.7	$57.2
Operating activities

	Six Months Ended
	June 30,
	2025	2024	Variance
	(In millions)
Components of net cash used in operating activities:
Net income (loss)	$(18.1)	$30.3	$(48.4)
Adjustments to reconcile net income (loss) to net cash used by operating activities	79.9	69.8	10.1
Changes in current assets and liabilities, net of acquisitions:
Receivables	(177.4)	(178.1)	.7
Inventories	(59.9)	(65.4)	5.5
Other current assets	(18.1)	2.5	(20.6)
Accounts payable	36.2	57.9	(21.7)
Other current liabilities	(15.6)	(12.8)	(2.8)
Pension and postretirement benefit plan contributions	(.3)	(.3)	—
Other noncurrent charges	5.5	6.4	(.9)
Net cash used in operating activities	$(167.8)	$(89.7)	$(78.1)
Cash used in operating activities at June 30, 2025, increased $78.1 million, largely related to higher working capital needs and higher net loss in the period. Cash used by working capital components totaled $234.8 million for the six months ended June 30, 2025, compared to $195.9 million for the six months ended June 30, 2024. This increase in cash usage was primarily the result of higher payroll-related costs due in part to the additional employees associated with acquisitions; timing of prepaid insurance and income taxes; and fluctuations in the timing of payment on accounts payable.
Investing activities

	Six Months Ended
	June 30,
	2025	2024	Variance
	(In millions)
Capital expenditures	$(228.6)	$(103.6)	$(125.0)
Acquisitions, net of cash acquired	(501.9)	(10.2)	(491.7)
Net proceeds from sale or disposition of property and other	31.4	6.8	24.6
Investments	(2.8)	(3.2)	.4
Net cash used in investing activities	$(701.9)	$(110.2)	$(591.7)
The increase in cash used in investing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to additional investments to grow our company. We spent $491.7 million more on acquisitions in 2025 to acquire Strata, an aggregates quarry operation in Oregon and a construction materials and contracting services business in Minnesota, as discussed in Note 10. We also spent $125.0 million more on capital expenditures, including the replenishment of depleting aggregate reserves and greenfield projects. The increase in cash usage was offset in part by proceeds from the sale of ready-mix operations in the Central segment in the first quarter of 2025, as discussed in Note 10, and non-strategic asset sales in both the West and Central segments in the second quarter of 2025.

Index
Financing activities

	Six Months Ended
	June 30,
	2025	2024	Variance
	(In millions)
Issuance of long-term debt	$683.0	$—	$683.0
Repayment of long-term debt	(3.0)	(3.5)	.5
Debt issuance costs	(11.1)	—	(11.1)
Tax withholding on stock-based compensation	(2.6)	(1.7)	(.9)
Net cash provided by (used in) financing activities	$666.3	$(5.2)	$671.5
The increase in cash flows provided by financing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was largely related to the funding of a new Term Loan B in March of 2025, as well as borrowings under our revolving credit facility in the second quarter of 2025, as discussed in Note 13. Offsetting the cash provided by long-term debt were higher debt issuance costs associated with the amendment of our senior secured credit agreement to increase our revolving credit facility capacity, extend the maturity date of the revolving credit facility and Term Loan A, and the issuance of a new Term Loan B.
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
At June 30, 2025, our long-term debt reflected an increase of approximately $680.0 million from the balance at December 31, 2024. This increase is due to issuing a new $500 million Term Loan B facility with the proceeds being used to fund a portion of Strata's purchase price in addition to borrowing $183 million under our revolving credit facility to fund seasonal working capital needs, an asset purchase and additional acquisitions.
At June 30, 2025, our total estimated interest payments over the life of our debt reflected an increase of approximately $259.1 million from the total estimated interest payments at December 31, 2024. This increase is primarily due to the change in long-term debt outstanding related to the new Term Loan B and borrowings under our revolving credit facility as previously mentioned.
Defined benefit pension plans
We have frozen noncontributory qualified defined benefit pension plans for certain employees. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans. Costs of providing these benefits are dependent upon assumptions of future conditions and bear the risk of changing.
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

Index
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In millions)
Net income (loss)	$50.6	$77.9	$(18.1)	$30.3
Depreciation, depletion and amortization	50.2	34.5	88.9	66.7
Interest expense, net	21.5	12.8	34.7	23.9
Income taxes	17.4	26.2	(7.3)	9.9
EBITDA	$139.7	$151.4	$98.2	$130.8
Unrealized (gains) losses on benefit plan investments	(1.8)	(0.4)	(1.1)	(1.6)
Stock-based compensation expense	2.9	1.8	5.7	3.6
One-time separation costs	—	1.5	—	3.8
Adjusted EBITDA	$140.8	$154.3	$102.8	$136.6

Revenue	$833.8	$806.9	$1,187.2	$1,136.5
Net income (loss) margin	6.1%	9.7%	(1.5)%	2.7%
EBITDA margin	16.8%	18.8%	8.3%	11.5%
Adjusted EBITDA margin	16.9%	19.1%	8.7%	12.0%
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

Index
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices. We have policies and procedures to assist in controlling these market risks and from time to time have utilized derivatives to manage a portion of our risk.
Interest rate risk
As of June 30, 2025, we had $944.8 million of outstanding borrowings under our Term Loan A, Term Loan B and revolving credit facility, which bear interest at a variable rate. As of June 30, 2025, the weighted-average rate in effect was 6.29 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at June 30, 2025, would increase the all-in rate to 7.29 percent, the effect of which would increase the Company's interest expense by $9.4 million over the next 12 months based on the balances outstanding for these borrowings as of June 30, 2025.
At June 30, 2025, we had no outstanding interest rate hedges.
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

Except as noted above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3.1	Second Amended and Restated Certificate of Incorporation of Knife River Corporation			8-K		3.1	5/28/25	1-41642
3.2	Second Amended and Restated Bylaws of Knife River Corporation			8-K		3.2	5/28/25	1-41642
4.1	Third Supplemental Indenture, dated as of June 12, 2025, by and among the parties that are signatories hereto as Guarantors, Knife River Corporation and U.S. Bank Trust Company, National Association	X
10.1+	Knife River Corporation Director Compensation Policy, as amended May 22, 2025	X
10.2+	Fourth Amendment to Knife River Corporation, 401(k) Retirement Plan, as amended June 30, 2025	X
10.3+	Fifth Amendment to Knife River Corporation, 401(k) Retirement Plan, as amended June 30, 2025	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	August 5, 2025	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Vice President and Chief Accounting Officer