Form 10-Q
period 2025-09-30
Knife River Corp
filed 2025-11-05
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2025: 56,664,165 shares.

Index
Unless otherwise stated or the context otherwise requires, references in this report to “Knife River,” the “Company,” “we,” “our,” or “us” refer to Knife River Corporation and its consolidated subsidiaries.

Index
Introduction
Knife River is an aggregates-led, vertically integrated construction materials and contracting services company with 1.2 billion tons of aggregate reserves as of December 31, 2024. About 37 percent of these aggregates support internal production of ready-mix concrete, asphalt, and various contracting services, including heavy-civil and concrete construction. Our company targets mid-size, high-growth markets and is dedicated to growth and stakeholder value through our core values: People, Safety, Quality, and the Environment.
We supply construction materials and contracting services across 14 U.S. states, mainly serving public-sector infrastructure projects like highways and bridges. Our access to high-quality aggregates supports our vertically integrated model, allowing us to share resources and maximize efficiency. Products are transported by truck, rail, or barge, depending on the market. Strategically located aggregate sites, plants, and a large fleet help us serve customers effectively. This integrated approach provides scale, efficiency, and operational excellence, benefiting customers, shareholders, and communities.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenue:
Construction materials	$647,277	$545,711	$1,354,260	$1,184,938
Contracting services	556,440	559,582	1,036,688	1,056,851
Total revenue	1,203,717	1,105,293	2,390,948	2,241,789
Cost of revenue:
Construction materials	426,780	345,046	1,037,647	865,198
Contracting services	492,603	487,236	921,316	920,867
Total cost of revenue	919,383	832,282	1,958,963	1,786,065
Gross profit	284,334	273,011	431,985	455,724
Selling, general and administrative expenses	69,129	63,874	211,356	183,569
Operating income	215,205	209,137	220,629	272,155
Interest expense	23,003	13,936	60,601	41,848
Other income	1,194	2,487	7,967	7,541
Income before income taxes	193,396	197,688	167,995	237,848
Income tax expense	50,245	49,584	42,951	59,443
Net income	$143,151	$148,104	$125,044	$178,405

Net income per share
Basic	$2.53	$2.62	$2.21	$3.15
Diluted	$2.52	$2.60	$2.20	$3.14
Weighted average common shares outstanding:
Basic	56,664	56,613	56,649	56,605
Diluted	56,884	56,871	56,900	56,809
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$143,151	$148,104	$125,044	$178,405
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $21 and $25 for the three months ended and $61 and $75 for the nine months ended September 30, 2025 and 2024, respectively.	63	78	190	233
Postretirement liability adjustment	63	78	190	233
Other comprehensive income	63	78	190	233
Comprehensive income attributable to common stockholders	$143,214	$148,182	$125,234	$178,638
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$81,097	$267,442	$281,134
Receivables, net	516,764	449,188	267,240
Costs and estimated earnings in excess of billings on uncompleted contracts	67,886	69,309	31,283
Inventories	436,535	347,300	380,336
Prepayments and other current assets	33,029	26,396	27,675
Total current assets	1,135,311	1,159,635	987,668
Noncurrent assets:
Net property, plant and equipment	1,961,437	1,346,160	1,441,700
Goodwill	469,381	275,256	297,225
Other intangible assets, net	33,418	9,854	29,414
Operating lease right-of-use assets	49,950	47,430	49,378
Investments and other	53,820	45,782	45,817
Total noncurrent assets	2,568,006	1,724,482	1,863,534
Total assets	$3,703,317	$2,884,117	$2,851,202
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$11,780	$8,791	$10,475
Accounts payable	211,157	180,572	140,834
Billings in excess of costs and estimated earnings on uncompleted contracts	42,837	44,786	42,126
Accrued compensation	36,977	42,071	50,655
Taxes payable	28,660	15,991	8,286
Accrued interest	15,680	13,772	5,535
Current operating lease liabilities	14,749	13,544	14,844
Other accrued liabilities	112,604	106,576	97,282
Total current liabilities	474,444	426,103	370,037
Noncurrent liabilities:
Long-term debt	1,175,968	669,672	666,911
Deferred income taxes	264,192	187,915	174,727
Noncurrent operating lease liabilities	35,201	33,886	34,534
Other	146,316	117,611	128,908
Total liabilities	2,096,121	1,435,187	1,375,117
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,095,301 shares issued and 56,664,165 shares outstanding at September 30, 2025; 57,043,841 shares issued and 56,612,705 shares outstanding at September 30, 2024; 57,043,841 shares issued and 56,612,705 shares outstanding at December 31, 2024	571	570	570
Other paid-in capital	626,773	618,799	620,897
Retained earnings	992,590	844,273	867,546
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)	(3,626)
Accumulated other comprehensive loss	(9,112)	(11,086)	(9,302)
Total stockholders' equity	1,607,196	1,448,930	1,476,085
Total liabilities and stockholders' equity	$3,703,317	$2,884,117	$2,851,202
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2024	57,043,841	$570	$620,897	$867,546	(431,136)	$(3,626)	$(9,302)	$1,476,085
Net loss	—	—	—	(68,710)	—	—	—	(68,710)
Other comprehensive income	—	—	—	—	—	—	63	63
Stock-based compensation expense	—	—	2,799	—	—	—	—	2,799
Common stock issued for employee compensation, net of tax withholding	39,656	1	(2,654)	—	—	—	—	(2,653)
At March 31, 2025	57,083,497	$571	$621,042	$798,836	(431,136)	$(3,626)	$(9,239)	$1,407,584
Net income	—	—	—	50,603	—	—	—	50,603
Other comprehensive income	—	—	—	—	—	—	64	64
Stock-based compensation expense	—	—	2,866	—	—	—	—	2,866
Common stock issued for board of director fees	11,804	—	—	—	—	—	—	—
At June 30, 2025	57,095,301	$571	$623,908	$849,439	(431,136)	$(3,626)	$(9,175)	$1,461,117
Net income	—	—	—	143,151	—	—	—	143,151
Other comprehensive income	—	—	—	—	—	—	63	63
Stock-based compensation expense	—	—	2,865	—	—	—	—	2,865
At September 30, 2025	57,095,301	$571	$626,773	$992,590	(431,136)	$(3,626)	$(9,112)	$1,607,196
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2023	57,009,542	$570	$614,513	$665,874	(431,136)	$(3,626)	$(11,319)	$1,266,012
Net loss	—	—	—	(47,629)	—	—	—	(47,629)
Other comprehensive income	—	—	—	—	—	—	78	78
Stock-based compensation expense	—	—	1,811	—	—	—	—	1,811
Common stock issued for employee compensation, net of tax withholding	31,298	—	(1,645)	—	—	—	—	(1,645)
At March 31, 2024	57,040,840	$570	$614,679	$618,245	(431,136)	$(3,626)	$(11,241)	$1,218,627
Net income	—	—	—	77,929	—	—	—	77,929
Other comprehensive income	—	—	—	—	—	—	77	77
Stock-based compensation expense	—	—	2,106	(5)	—	—	—	2,101
Common stock issued for board of director fees	3,001	—	(28)	—	—	—	—	(28)
At June 30, 2024	57,043,841	$570	$616,757	$696,169	(431,136)	$(3,626)	$(11,164)	$1,298,706
Net income	—	—	—	148,104	—	—	—	148,104
Other comprehensive income	—	—	—	—	—	—	78	78
Stock-based compensation expense	—	—	2,042	—	—	—	—	2,042
At September 30, 2024	57,043,841	$570	$618,799	$844,273	(431,136)	$(3,626)	$(11,086)	$1,448,930
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Operating activities:
Net income	$125,044	$178,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	142,439	101,519
Deferred income taxes	6,567	13,432
Provision for credit losses	1,405	603
Amortization of debt issuance costs	2,745	2,072
Employee stock-based compensation costs	8,530	5,728
Pension and postretirement benefit plan net periodic benefit cost	1,074	908
Unrealized gains on investments	(2,187)	(2,865)
Gains on sales of assets	(15,644)	(6,323)
Gain on bargain purchase	(3,547)	—
Equity in losses of unconsolidated affiliates	(227)	(318)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(267,478)	(224,758)
Inventories	(15,277)	(27,262)
Other current assets	3,742	11,125
Accounts payable	72,530	77,152
Other current liabilities	16,704	17,268
Pension and postretirement benefit plan contributions	(437)	(2,502)
Other noncurrent changes	6,600	5,706
Net cash provided by operating activities	82,583	149,890
Investing activities:
Capital expenditures	(290,327)	(127,161)
Acquisitions, net of cash acquired	(527,979)	(15,008)
Net proceeds from sale or disposition of property and other	38,273	7,605
Investments	(2,986)	(3,263)
Net cash used in investing activities	(783,019)	(137,827)
Financing activities:
Issuance of long-term debt	520,000	—
Repayment of long-term debt	(5,878)	(5,268)
Debt issuance costs	(11,070)	—
Tax withholding on stock-based compensation	(2,653)	(1,673)
Net cash provided by (used in) financing activities	500,399	(6,941)
Increase (decrease) in cash, cash equivalents and restricted cash	(200,037)	5,122
Cash, cash equivalents and restricted cash -- beginning of year	281,134	262,320
Cash, cash equivalents and restricted cash -- end of period	$81,097	$267,442
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
September 30, 2025 and 2024
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
In July 2025, House Bill 1, known as the One Big Beautiful Bill Act ("OBBBA"), was enacted. The OBBBA includes significant provisions that, among other provisions, makes 100% bonus depreciation permanent and restores the ability to expense domestic research expenditures. The OBBBA is not expected to have a material impact on the Company’s annual estimated income tax rate, but did result in a reclassification between current taxes payable and deferred tax liabilities.
Management has also evaluated the impact of events occurring after September 30, 2025, up to the date of issuance of these consolidated interim financial statements on November 4, 2025, that would require recognition or disclosure in the Consolidated Financial Statements.
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

Index
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

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Cash and cash equivalents	$30,695	$220,368	$236,799
Restricted cash	50,402	47,074	44,335
Cash, cash equivalents and restricted cash	$81,097	$267,442	$281,134
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
Note 3 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to us and the potential impact on our consolidated financial statements and/or disclosures:

Standard	Description	Standard Effective Date	Impact on financial statements/disclosures
Recently adopted Financial Accounting Standards Board (FASB) accounting standards updates (ASU)
ASU 2023-07 - Improvements to Reportable Segment Disclosures	In November 2023, the FASB issued guidance on modifying the disclosure requirements to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The guidance also expands the interim disclosure requirements. The guidance is to be applied on a retrospective basis to the financial statements and footnotes and early adoption is permitted.	Adopted for the year ended December 31, 2024.	We updated our disclosures for the year ended December 31, 2024 and interim periods for 2025 to incorporate the required changes.
ASU 2023-09 - Improvements to Income Tax Disclosures	In December 2023, the FASB issued guidance on modifying the disclosure requirements to increase transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is to be applied on a prospective basis to the financial statements and footnotes, however, retrospective adoption is also permitted. The guidance also permits early adoption.	Adopted for the year ended December 31, 2024.	We updated our disclosures, which were not material, for the year ended December 31, 2024.

Index

Standard	Description	Standard Effective Date	Impact on financial statements/disclosures
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
ASU 2025-05 - Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued guidance to provide a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers.

Annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted and should be applied on a prospective basis.
We are currently evaluating the impact the guidance will have on our financial statements and related disclosures.
ASU 2025-06 - Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued guidance to provide targeted improvements to the accounting for internal-use software which is intended to modernize the recognition and capitalization framework to reflect current software development practices. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.

Annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.
We are currently evaluating the impact this guidance will have on our financial statements and disclosures.
Note 4 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $16.4 million, $12.6 million and $14.3 million at September 30, 2025, September 30, 2024 and December 31, 2024, respectively. Receivables were as follows:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Trade receivables	$279,057	$229,887	$134,480
Contract receivables	197,994	187,622	104,547
Retention receivables	44,254	35,980	32,558
Receivables, gross	521,305	453,489	271,585
Less expected credit loss	4,541	4,301	4,345
Receivables, net	$516,764	$449,188	$267,240
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

Index
Details of our expected credit losses were as follows:

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2024	$2,478	$780	$921	$166	$4,345
Current expected credit loss provision	—	42	30	263	335
Less write-offs charged against the allowance	73	8	18	263	362
At March 31, 2025	$2,405	$814	$933	$166	$4,318
Current expected credit loss provision	81	86	147	(208)	106
Less write-offs charged against the allowance	32	10	(5)	(208)	(171)
At June 30, 2025	$2,454	$890	$1,085	$166	$4,595
Current expected credit loss provision	29	278	341	316	964
Less write-offs charged against the allowance	108	880	14	16	1,018
At September 30, 2025	$2,375	$288	$1,412	$466	$4,541

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2023	$3,057	$2,293	$718	$100	$6,168
Current expected credit loss provision	(46)	(47)	87	—	(6)
Less write-offs charged against the allowance	80	2	3	—	85
At March 31, 2024	$2,931	$2,244	$802	$100	$6,077
Current expected credit loss provision	104	27	151	1	283
Less write-offs charged against the allowance	524	1,122	212	1	1,859
At June 30, 2024	$2,511	$1,149	$741	$100	$4,501
Current expected credit loss provision	107	(5)	223	1	326
Less write-offs charged against the allowance	182	233	106	5	526
At September 30, 2024	$2,436	$911	$858	$96	$4,301
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Finished products	$313,033	$240,746	$252,563
Raw materials	83,055	67,830	91,334
Supplies and parts	40,447	38,724	36,439
Total	$436,535	$347,300	$380,336

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net income	$143,151	$148,104	$125,044	$178,405
Weighted average common shares outstanding - basic	56,664	56,613	56,649	56,605
Effect of dilutive performance shares and restricted stock units	220	258	251	204
Weighted average common shares outstanding - diluted	56,884	56,871	56,900	56,809
Shares excluded from the calculation of diluted income per share	—	—	29	—
Net income per share - basic	$2.53	$2.62	$2.21	$3.15
Net income per share - diluted	$2.52	$2.60	$2.20	$3.14
Note 7 - Accumulated other comprehensive loss
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income (loss) is the amortization of postretirement liability losses for our benefit plans. As of September 30, 2025 and 2024, and December 31, 2024, accumulated other comprehensive loss was $9.1 million, $11.1 million and $9.3 million, respectively.
For the three months ended September 30, 2025 and 2024, we amortized $63,000 and $78,000, respectively, of expense into other income, and $21,000 and $25,000, respectively, into income taxes. For the nine months ended September 30, 2025 and 2024, we amortized $190,000 and $233,000, respectively, of expense into other income, and $61,000 and $75,000, respectively, into income taxes.
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

Three Months Ended September 30, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$91,252	$34,823	$91,969	$—	$—	$218,044
Ready-mix concrete	98,581	42,121	120,673	—	—	261,375
Asphalt	61,674	42,210	96,552	—	—	200,436
Liquid asphalt	—	—	—	148,765	—	148,765
Other	50,311	6	12,190	25,540	3,364	91,411
Contracting services public-sector	141,893	123,245	216,421	—	—	481,559
Contracting services private-sector	28,546	32,285	14,050	—	—	74,881
Internal sales	(76,705)	(45,020)	(117,528)	(30,301)	(3,200)	(272,754)
Revenues from contracts with customers	$395,552	$229,670	$434,327	$144,004	$164	$1,203,717

Three Months Ended September 30, 2024	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$90,680	$40,115	$62,685	$—	$—	$193,480
Ready-mix concrete	87,427	40,559	85,474	—	—	213,460
Asphalt	59,029	60,022	95,998	—	—	215,049
Liquid asphalt	—	—	—	110,917	—	110,917
Other	53,444	9	12,242	20,877	3,132	89,704
Contracting services public-sector	137,706	142,864	198,843	—	—	479,413
Contracting services private-sector	26,861	42,830	10,478	—	—	80,169
Internal sales	(72,336)	(65,281)	(110,905)	(25,308)	(3,069)	(276,899)
Revenues from contracts with customers	$382,811	$261,118	$354,815	$106,486	$63	$1,105,293

Nine Months Ended September 30, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total

Aggregates	$222,339	$72,216	$170,836	$—	$—	$465,391
Ready-mix concrete	258,313	90,915	226,586	—	—	575,814
Asphalt	109,085	71,500	146,818	—	—	327,403
Liquid asphalt	—	—	—	246,888	—	246,888
Other	133,993	11	27,208	42,754	10,486	214,452
Contracting services public-sector	269,125	240,349	341,949	—	—	851,423
Contracting services private-sector	90,074	73,876	21,315	—	—	185,265
Internal sales	(162,163)	(77,082)	(177,481)	(48,946)	(10,016)	(475,688)
Revenues from contracts with customers	$920,766	$471,785	$757,231	$240,696	$470	$2,390,948

Index

Nine Months Ended September 30, 2024	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total

Aggregates	$233,947	$80,708	$121,499	$—	$—	$436,154
Ready-mix concrete	232,751	89,361	170,722	—	—	492,834
Asphalt	110,765	93,712	146,324	—	—	350,801
Liquid asphalt	—	—	—	187,256	—	187,256
Other	130,277	22	25,015	38,325	12,786	206,425
Contracting services public-sector	271,237	258,746	322,696	—	—	852,679
Contracting services private-sector	89,785	98,185	16,202	—	—	204,172
Internal sales	(156,359)	(106,021)	(172,079)	(41,735)	(12,338)	(488,532)
Revenues from contracts with customers	$912,403	$514,713	$630,379	$183,846	$448	$2,241,789
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
The changes in contract assets and liabilities were as follows:

	September 30, 2025	December 31, 2024	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$67,886	$31,283	$36,603	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(42,837)	(42,126)	(711)	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract assets (liabilities)	$25,049	$(10,843)	$35,892

	September 30, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$69,309	$27,293	$42,016	Costs and estimated earnings in excess of billings on uncompleted contracts
Contract liabilities	(44,786)	(51,376)	6,590	Billings in excess of costs and estimated earnings on uncompleted contracts
Net contract assets (liabilities)	$24,523	$(24,083)	$48,606
We recognized $2.0 million and $39.9 million in revenue for the three and nine months ended September 30, 2025, which was previously included in contract liabilities at December 31, 2024. We recognized $3.9 million and $48.8 million in revenue for the three and nine months ended September 30, 2024, which was previously included in contract liabilities at December 31, 2023.
We recognized a net increase in revenues of $11.8 million and $24.1 million for the three and nine months ended September 30, 2025, respectively, from performance obligations satisfied in prior periods. We recognized a net increase in revenues of $15.9 million and $28.6 million for the three and nine months ended September 30, 2024, respectively, from performance obligations satisfied in prior periods.
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
At September 30, 2025, our remaining performance obligations were $994.6 million. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $764.4 million within the next 12 months or less; $129.0 million within the next 13 to 24 months; and $101.2 million in 25 months or more.

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

Index
The preliminary allocation of the purchase price for Strata is as follows, which has been updated as of September 30, 2025, to include measurement period adjustments for updated fair values of certain assets, working capital adjustments and reclassification of assets held for sale to property, plant and equipment.

	As of March 7, 2025	Measurement Period Adjustments	As of September 30, 2025
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,906	$732	$8,638
Receivables	8,374	1,005	9,379
Costs and estimated earnings in excess of billings on uncompleted contracts	4,390	196	4,586
Inventories	36,355	(277)	36,078
Assets held for sale	21,093	(2,726)	18,367
Prepayments and other current assets	4,850	477	5,327
Total current assets	82,968	(593)	82,375
Noncurrent assets:
Property, plant and equipment	266,370	9,390	275,760
Goodwill	152,329	(13,438)	138,891
Other intangible assets	13,600	(700)	12,900
Operating lease right-of-use assets	53	—	53
Total noncurrent assets	432,352	(4,748)	427,604
Total assets acquired	$515,320	$(5,341)	$509,979
Liabilities
Current liabilities:
Accounts payable	$3,312	$202	$3,514
Billings in excess of costs and estimated earnings on uncompleted contracts	921	(324)	597
Current operating lease liabilities	29	—	29
Other accrued liabilities	21,378	(5,219)	16,159
Total current liabilities	25,640	(5,341)	20,299
Noncurrent liabilities:
Deferred income taxes	45,092	—	45,092
Other noncurrent liabilities	3,293	—	3,293
Total noncurrent liabilities	48,385	—	48,385
Total liabilities assumed	74,025	(5,341)	68,684
Total consideration (fair value)	$441,295	$—	$441,295
Intangible assets for Strata, as of the date of acquisition, included $8.8 million for customer backlog with an amortization period of 9 months and $4.1 million for permits with an amortization period of 10 years upon commencement of operations.

Revenue attributable to Strata included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2025, was $95.3 million and $145.1 million, respectively, and net income was $9.3 million and $2.3 million, respectively.
Other
During the first nine months of 2025, we completed the following acquisitions:
•A Washington aggregate quarry operation in the West segment which included a bargain purchase gain of $3.5 million, net of deferred taxes of $1.3 million, and was recorded in other income on the Consolidated Statement of Operations. In the first quarter of 2025, we reviewed the fair values of the assets and liabilities and determined that the purchase would result in a gain being recognized at the time of the acquisition. We believe the bargain purchase gain was primarily the result of the sellers’ desire to exit quickly due to cash flow constraints which were limiting their ability to operate the business efficiently.
•An Oregon aggregates and contracting company in the West segment which included a $5.4 million holdback liability.
•A Central Minnesota aggregates and contracting services business in the Central segment.

Index
The acquisitions resulted in the recognition of $14.1 million of current assets; $69.3 million of assets in property, plant and equipment; $24,000 of operating lease right-of-use assets; $33.3 million of goodwill; $1.9 million of intangible assets, which included $100,000 of non-compete agreements and $1.8 million of customer relationships; $8.7 million of current liabilities; $1.3 million deferred income tax liability and $6.2 million of noncurrent liabilities - other.
During 2024, we completed four acquisitions with an aggregated purchase price of $120.7 million, subject to future post-closing adjustments. The purchase accounting for Albina Asphalt was completed in the second quarter of 2025 and no material adjustments were needed.
For the three and nine months ended September 30, 2025, we incurred acquisition-related costs on completed and other potential acquisitions of $1.1 million and $8.0 million, respectively. These costs are included in our Corporate Services in selling, general and administrative expenses on the Consolidated Statement of Operations.
Dispositions
On March 7, 2025, we sold four ready-mix plant operations for total proceeds of $14.5 million. The ready-mix plant operations were acquired by us as part of the Strata acquisition and subsequently sold to a third-party. The ready-mix plants were included in assets held for sale on the opening balance sheet for Strata at the time of the acquisition.
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2025
	(In thousands)
West	$123,674	$11,904	$819	$136,397
Mountain	26,816	—	—	26,816
Central	115,322	172,492	(13,020)	274,794
Energy Services	31,413	—	(39)	31,374
Total	$297,225	$184,396	$(12,240)	$469,381

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2024
	(In thousands)
West	$123,599	$43	$—	$123,642
Mountain	26,816	—	—	26,816
Central	114,587	735	—	115,322
Energy Services	9,476	—	—	9,476
Total	$274,478	$778	$—	$275,256

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2024
	(In thousands)
West	$123,599	$75	$—	$123,674
Mountain	26,816	—	—	26,816
Central	114,587	735	—	115,322
Energy Services	9,476	21,937	—	31,413
Total	$274,478	$22,747	$—	$297,225

Index
Other amortizable intangible assets were as follows:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Customer relationships	$32,503	$19,059	$30,703
Less accumulated amortization	14,866	10,419	11,060
	17,637	8,640	19,643
Noncompete agreements	3,107	3,926	3,950
Less accumulated amortization	2,850	3,452	3,524
	257	474	426
Tradename	7,470	—	7,470
Less accumulated amortization	685	—	124
	6,785	—	7,346
Backlog	9,290	—	390
Less accumulated amortization	6,202	—	22
	3,088	—	368
Other	5,968	1,796	3,310
Less accumulated amortization	317	1,056	1,679
	5,651	740	1,631
Total	$33,418	$9,854	$29,414
The previous tables include goodwill and intangible assets associated with the business combinations completed in the first nine months of 2025. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2025, was $4.7 million and $10.8 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2024, was $522,000 and $1.6 million, respectively. Estimated amortization expense for identifiable intangible assets as of September 30, 2025, was:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Amortization expense	$4,435	$4,357	$4,287	$3,961	$3,466	$12,912
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
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invest in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $33.4 million, $28.5 million and $28.4 million at September 30, 2025 and 2024, and December 31, 2024, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.1 million and $1.3 million for the three months ended and $2.2 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2025
	(In thousands)
Assets:
Money market funds	$—	$2,747	$—	$2,747
Insurance contracts	—	33,428	—	33,428
Total assets measured at fair value	$—	$36,175	$—	$36,175

	Fair Value Measurements at September 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2024
	(In thousands)
Assets:
Money market funds	$—	$4,034	$—	$4,034
Insurance contracts	—	28,498	—	28,498
Total assets measured at fair value	$—	$32,532	$—	$32,532

	Fair Value Measurements at December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$4,082	$—	$4,082
Insurance contracts	—	28,377	—	28,377
Total assets measured at fair value	$—	$32,459	$—	$32,459
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
The assets and liabilities of the acquisitions that occurred through the third quarter of 2025 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment. For more information on these Level 2 and 3 fair value measurements, see Note 10.

Index
Our long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of our Level 2 long-term debt was as follows:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Carrying amount	$1,204,073	$691,717	$689,950
Fair value	$1,226,500	$719,351	$707,853
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of ours contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes we, as applicable, were in compliance with at September 30, 2025. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

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
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2025	September 30, 2025	September 30, 2024	December 31, 2024
		(In thousands)
Term loan A agreement due on March 7, 2030	5.75%	$261,379	$266,406	$264,688
Term loan B agreement due on March 8, 2032	6.12%	497,500	—	—
Revolving credit agreement	5.90%	20,000	—	—
Senior notes due on May 1, 2031	7.75%	425,000	425,000	425,000
Other notes due on January 1, 2061	—%	194	311	262
Less unamortized debt issuance costs		16,325	13,254	12,564
Total long-term debt		1,187,748	678,463	677,386
Less current maturities		11,780	8,791	10,475
Net long-term debt		$1,175,968	$669,672	$666,911
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at September 30, 2025, were as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Long-term debt maturities	$3,067	$11,648	$16,580	$18,235	$23,197	$1,131,346

Index
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Interest paid, net	$49,795	$35,321
Income taxes paid, net	$22,941	$33,362

Noncash investing and financing transactions were as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,367	$15,130
Property, plant and equipment additions in accounts payable	$7,155	$1,770
Accrual for holdback payment related to a business combination	$5,379	$—
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

Index

	Three Months Ended September 30, 2025					Three Months Ended September 30, 2024
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$395,552	$229,670	$434,327	$144,004	$1,203,553	$382,811	$261,118	$354,815	$106,486	$1,105,230
Intersegment revenues	482	141	22	25,208	25,853	319	—	46	19,427	19,792
Total segment revenue	396,034	229,811	434,349	169,212	1,229,406	383,130	261,118	354,861	125,913	1,125,022

Other revenues[1]					228					117
Less: Elimination of intersegment revenue					25,917					19,846
Total consolidated revenue					$1,203,717					$1,105,293

Cost of revenue excluding depreciation, depletion and amortization	282,478	171,640	317,012	126,212		274,928	193,524	260,035	90,021
Selling, general and administrative expenses excluding depreciation, depletion and amortization	21,413	7,557	17,729	3,405		22,494	8,194	15,058	2,224
Other segment items[2]	(274)	89	119	54		(297)	46	62	40
Total segment EBITDA	$91,869	$50,703	$99,727	$39,649	$281,948	$85,411	$59,446	$79,830	$33,708	$258,395

Consolidated income before income taxes					193,396					197,688
Plus:
Depreciation, depletion and amortization					53,473					34,796
Interest expense, net[3]					22,369					12,113
Less unallocated amounts:
Other corporate services revenue					163					63
Other corporate services expenses					(12,873)					(13,861)
Total segment EBITDA					$281,948					$258,395
1    Other revenues is comprised of revenue included within our corporate services.
2    Other segment items is comprised of other income (expense) items on the income statement.
3    Interest expense, net is interest expense net of interest income.

Index

	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$920,766	$471,785	$757,231	$240,696	$2,390,478	$912,403	$514,713	$630,379	$183,846	$2,241,341
Intersegment revenues	961	141	164	39,840	41,106	2,329	172	142	31,023	33,666
Total segment revenue	921,727	471,926	757,395	280,536	2,431,584	914,732	514,885	630,521	214,869	2,275,007

Other revenues[1]					1,095					856
Less: Elimination of intersegment revenue					41,731					34,074
Total consolidated revenue					$2,390,948					$2,241,789

Cost of revenue excluding depreciation, depletion and amortization	682,126	381,570	586,487	221,090		676,923	394,604	493,158	157,546
Selling, general and administrative expenses excluding depreciation, depletion and amortization	64,881	25,213	51,513	10,623		63,567	23,887	40,568	6,827
Other segment items[2]	2,832	202	438	104		(868)	106	500	97
Total segment EBITDA	$177,552	$65,345	$119,833	$48,927	$411,657	$173,374	$96,500	$97,295	$50,593	$417,762

Consolidated income (loss) before income taxes					167,995					237,848
Plus:
Depreciation, depletion and amortization					142,439					101,519
Interest expense, net[3]					57,038					36,069
Less unallocated amounts:
Other corporate services revenue					470					448
Other corporate services expenses					(44,655)					(42,774)
Total segment EBITDA					$411,657					$417,762
1    Other revenues is comprised of revenue included within our corporate services.
2    Other segment items is comprised of other income (expense) items on the income statement.
3    Interest expense, net is interest expense net of interest income.

Index

	At September 30, 2025					At September 30, 2024
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Capital expenditures	$151,553	$33,270	$83,510	$5,954	$274,287	$58,304	$27,298	$37,065	$8,248	$130,915
Assets	$1,590,257	$422,227	$1,363,097	$284,233	$3,659,814	$1,362,477	$392,668	$713,742	$165,469	$2,634,356
Other assets					5,281,180					4,396,786
Elimination of intercompany receivables and investment in subsidiaries					5,237,677					4,147,025
Total consolidated assets					$3,703,317					$2,884,117
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
At September 30, 2025 and 2024, and December 31, 2024, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $3.3 million, $3.2 million and $6.6 million, respectively. At September 30, 2025 and 2024, there were no corresponding insurance receivables recorded. At December 31, 2024, we recorded corresponding insurance receivables of $459,000 related to the accrued liabilities. Most of these claims and lawsuits are covered by insurance, thus our exposure is typically limited to our deductible amount. Management will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Knife River Corporation - Northwest is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in our 2024 Annual Report.
Guarantees
We have outstanding obligations to third parties where we have guaranteed our performance. These guarantees are related to contracts for contracting services and certain other guarantees. At September 30, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2025.
We have outstanding letters of credit to third parties related to insurance policies and other agreements. At September 30, 2025, the fixed maximum amounts guaranteed under these letters of credit aggregated to $23.4 million. At September 30, 2025, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $50,000 in 2025, $23.0 million in 2026, $104,000 in 2027 and $175,000 in 2028. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2025.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, we would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the

Index
future. At September 30, 2025, approximately $832.1 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 17 - Related-party transactions
Transition services agreements
On May 31, 2023, the separation of Knife River from MDU Resources Group, Inc. (MDU Resources) and its other businesses was completed and Knife River became an independent, publicly traded company (Separation) listed on the New York Stock Exchange under the symbol "KNF". As part of the Separation, MDU Resources provided transition services to us and we provided transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. We paid $40,000 for the three months ended and $1.3 million for the nine months ended September 30, 2024, related to these activities, which were reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. We received $14,000 for the three months ended and $152,000 for the nine months ended September 30, 2024, related to these activities, which were reflected in other income on the Consolidated Statements of Operations. The majority of the transition services were completed over a period of one year after the Separation and, as of December 31, 2024, no further obligation for services exists for either party.

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
We are one of the leading providers of crushed stone and sand and gravel in the U.S. and operate through four operating segments, which are also our reportable segments, across 14 states: West, Mountain, Central and Energy Services. The geographic segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete construction, site development and grading. The Energy Services segment produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction.
As an aggregates-led construction materials and contracting services company, we have 1.2 billion tons of aggregate reserves supporting our vertically integrated business strategy. About 37 percent of these aggregates are used internally to support value-added downstream products like ready-mix concrete and asphalt, as well as contracting services such as heavy-civil construction, asphalt paving, concrete construction, bridges and in some segments the manufacturing of prestressed concrete products. Our strategically located aggregate sites and associated asphalt and ready-mix plants near mid-sized, high-growth markets offer transportation advantages, enabling competitive pricing and higher margins. We serve both public and private markets, with public projects making up most of our work and providing stability through economic cycles, which helps offset the cyclical nature of the private markets.

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
Backlog. Our contracting services backlog was as follows:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In millions)
West	$257.5	$282.9	$230.2
Mountain	386.0	279.9	339.9
Central	351.1	192.3	175.5
	$994.6	$755.1	$745.6
Expected margins on backlog at September 30, 2025, were slightly lower compared to the expected margins on backlog at September 30, 2024. Of the $995 million of backlog at September 30, 2025, we expect to complete approximately $764 million in the 12 months following September 30, 2025. Approximately 87 percent of our backlog at September 30, 2025, related to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation (DOT). Further, there continues to be infrastructure development, as discussed in the following section on Public Funding, which is expected to continue to provide bidding opportunities in our markets. Oregon, however, has seen challenges with both public and private projects contributing to lower backlog in the West segment. On the public side, delays with the Oregon DOT budget, as discussed in the following section on Public funding, have created a headwind in 2025.
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

Index
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. Currently, states have continued moving forward with allocating funds from federal programs, such as the Infrastructure Investment and Jobs Act (IIJA), which is authorized to provide $1.2 trillion in funding from 2022 through 2026. As of August 2025, approximately 52 percent of IIJA formula funding had yet to be spent in our 14 state operating market. Additionally, DOT budgets in most of the states where we operate remain strong, which is expected to favorably affect bidding through the remainder of this year and into next year. Ten of our 14 states have record DOT budgets going into the 2026 fiscal year. In the second quarter of 2025, Washington, Idaho and North Dakota all passed bills that support their transportation funding. We continue to monitor the implementation and impact of these legislative items. Year-to-date, projects in Oregon have been delayed and funding has been diverted from maintenance and repair work, which includes asphalt paving, to megaprojects as a result of the state's DOT budget shortfall and general uncertainty for funding. However, in September 2025, Oregon passed a transportation bill to raise $4.3 billion over the next 10 years; approximately 50% of the funds from the new bill will be routed to cities and counties for road maintenance programs, which we expect will begin to become available in 2026. While the state DOT budget is not yet final, it is expected that the contributions from the new bill will bring total funding for the 2025-27 biennium to approximately $6.1 billion, compared to the record $6.2 billion for the previous two-year cycle.
Earlier this year, the American Society of Civil Engineers published its 2025 Report Card for America's Infrastructure, assigning the United States roads a "D+" grade and estimating that between 2024 and 2033, the country will require more funding than what is currently authorized. It is estimated that a total of $2.2 trillion in funding will be needed for our roadway systems to reach a state of good repair during that time period.
Profitability. The management team consistently monitors profit margins and has adopted a proactive approach in supporting long-term profitability objectives and creating shareholder value. In 2023, we began the implementation of our EDGE initiatives and established specialized teams tasked with delivering training, facilitating the pursuit of higher-margin bidding opportunities across various regions, and identifying growth prospects. Furthermore, these teams have been engaged in the identification and execution of measures aimed at increasing operational efficiency and reducing costs. Since its establishment, the Materials Process Improvement Team, also referred to as the Materials PIT Crew, has conducted visits at 27 locations within the organization’s operational footprint, encompassing 178 individual aggregate, asphalt, and ready-mix concrete plants, representing approximately 70% of our materials sales volumes. This PIT Crew has rolled out new technologies and training programs to boost productivity across the product lines and provide more real-time visibility into daily operations.
In 2024, we created the position of Chief Excellence Officer. This newly formed position became effective January 1, 2025, and is focused on expanding our PIT Crews while leading our standardization efforts. Under the leadership of the Chief Excellence Officer, a broader process improvement framework was established, creating more teams focused on standardization, commercial excellence and operational excellence. In June 2025, we appointed a Senior Vice President of Aggregate and Rail. This role adds to the EDGE strategy by working with our PIT Crews to focus on identifying and driving cost reductions at our aggregate production facilities while also helping shape our corporate strategy and evaluating and supporting new aggregate opportunities.
Under the current tariff environment, we have not experienced a material direct impact in the first nine months of 2025. We have clauses in most of our quotes that allows for us to pass-through increased costs associated with tariffs to our customers, and to date, we have been successful with passing those costs on. We continue to closely monitor the effects and changes to these announcements.
Growth. Our management team continues to evaluate growth opportunities, both through organic growth and acquisitions they believe will generate shareholder value. Our business development team is focused on our growth with materials-led businesses in mid-size, high growth markets, and has several targets at various stages of completion in our acquisition pipeline. In the third quarter of 2025, we acquired High Desert Aggregate and Paving, an aggregates-led construction materials and contracting services business in central Oregon. This is in addition to the acquisitions completed in the first half of 2025 that included an aggregates and contracting services business in central Minnesota and Strata Corporation, which are both included in our Central segment, as well as an aggregate quarry operation in Washington, adding to the West segment.
In addition, we are investing in multiple organic projects, including an aggregates expansion project in South Dakota that will increase our production capabilities in the Sioux Falls market. This project is scheduled to be operational in 2027. Earlier this year we completed construction of a processing plant to manufacture polymer modified asphalt (PMA) and add liquid asphalt storage in our South Dakota operations, which will allow us to more cost effectively supply this local market. In Twin Falls, Idaho, we are greenfielding new ready-mix operations, which allows us to build a local team in this high-growth market, and are expected to be operating in the first quarter of 2026.
Seasonality. Our operations have been and may continue to be impacted by weather. Generally, our construction activity in the northern states is from May into the first part of November. An unusually wet spring or early winter can lead to reduced construction activity, which will also impact our aggregate and asphalt product lines. In the second and third quarters of 2025, parts of our Central and Mountain segments were impacted by increased rainfall amounts, causing a delay in work. Further, the tragic July 4 flooding in Central Texas shut down production at our Honey Creek Quarry for 10 days and affected delivery of our products for 51 days while the rail and roads were being repaired.

Index
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
We continue to deploy resources to attract, develop and retain qualified and diverse talent. As the United States faces shortages in the availability of individuals to fill careers in our industry, we have taken significant steps to showcase construction as a career of choice. In April 2025, we created the position Chief People Officer, which oversees our team member relations, recruitment and retention and training and career development.
We own and operate a state-of-the-art training facility, the Knife River Training Center. This unique, 230-acre facility, used corporatewide, provides ample space to enhance the skills of both new and existing employees through classroom education and hands-on experience. One of the most popular courses at the Knife River Training Center is the commercial driver's license training (CDL), which is helping to address an industry-wide labor shortage. In addition to CDL training for new truck drivers, the training center offers experienced truck driver training, new and experienced equipment operator training and the center offers a diverse array of courses designed to foster leadership and facilitate professional skills development in sales, instruction, and more. These courses are available to all Knife River employees, ensuring that our team members, from frontline workers to senior leadership, have access to the training and support they need to grow in their roles.
Our training and development team, based out of the Knife River Training Center, is comprised of professional instructors, who bring a wealth of knowledge and experience to the learning environment. This dedicated team has a long-standing tradition of delivering quality training programs that are both comprehensive and practical. Their expertise helps ensure that every employee receives the highest standard of education and skill development.
Consolidated Overview

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$1,203.7	$1,105.3	9%	$2,390.9	$2,241.8	7%
Cost of revenue	919.4	832.3	10%	1,958.9	1,786.1	10%
Gross profit	284.3	273.0	4%	432.0	455.7	(5)%
Selling, general and administrative expenses	69.1	63.9	8%	211.4	183.6	15%
Operating income	215.2	209.1	3%	220.6	272.1	(19)%
Interest expense	23.0	13.9	65%	60.6	41.8	45%
Other income	1.2	2.5	(52)%	8.0	7.5	7%
Income before income taxes	193.4	197.7	(2)%	168.0	237.8	(29)%
Income tax expense	50.2	49.6	1%	42.9	59.4	(28)%
Net income	$143.2	$148.1	(3)%	$125.1	$178.4	(30)%

EBITDA*	$269.2	$244.6	10%	$367.5	$375.4	(2)%
Adjusted EBITDA*	$272.8	$245.2	11%	$377.1	$381.8	(1)%
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

Index
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
The following tables summarize our operating results.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
West	$396.0		$383.1		$921.7		$914.9
Mountain	229.8		261.1		471.9		514.9
Central	434.4		354.9		757.4		630.5
Energy Services	169.2		125.9		280.5		214.9
Total segment revenues	1,229.4		1,125.0		2,431.5		2,275.2
Corporate Services and Eliminations	(25.7)		(19.7)		(40.6)		(33.4)
Consolidated revenues	$1,203.7		$1,105.3		$2,390.9		$2,241.8

EBITDA (a):
West	$91.8	23.2%	$85.4	22.3%	$177.5	19.3%	$173.3	19.0%
Mountain	50.7	22.1%	59.4	22.8%	65.4	13.8%	96.5	18.7%
Central	99.7	23.0%	79.8	22.5%	119.8	15.8%	97.3	15.4%
Energy Services	39.7	23.4%	33.7	26.8%	48.9	17.4%	50.6	23.5%
Total segment EBITDA (a)	281.9	22.9%	258.3	23.0%	411.6	16.9%	417.7	18.4%
Corporate Services and Eliminations (b)	(12.7)	N.M.	(13.7)	N.M.	(44.1)	N.M.	(42.3)	N.M.
Consolidated EBITDA (a)	$269.2	22.4%	$244.6	22.1%	$367.5	15.4%	$375.4	16.7%
(a)EBITDA, total segment EBITDA, EBITDA margin and total segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."
(b)N.M. - not meaningful

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales (thousands):
Aggregates (tons)	11,610	11,169	24,303	24,833
Ready-mix concrete (cubic yards)	1,331	1,148	2,916	2,653
Asphalt (tons)	3,111	3,150	4,953	5,183

Average selling price:*
Aggregates (per ton)	$18.78	$17.32	$19.15	$17.56
Ready-mix concrete (per cubic yard)	$196.43	$185.97	$197.49	$185.78
Asphalt (per ton)	$64.43	$68.28	$66.10	$67.68
*The average selling price includes freight and delivery and other revenues.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$218.1		$193.4		$465.4		$436.2
Ready-mix concrete	261.4		213.5		575.8		492.8
Asphalt	200.4		215.1		327.4		350.8
Liquid asphalt	148.8		110.9		246.9		187.3
Other*	91.4		89.7		214.4		206.4
Contracting services	556.4		559.6		1,036.7		1,056.8
Internal sales	(272.8)		(276.9)		(475.7)		(488.5)
Total revenues	$1,203.7		$1,105.3		$2,390.9		$2,241.8

Gross profit by product line:
Aggregates	$59.4	27.2%	$51.7	26.7%	$88.0	18.9%	$96.1	22.0%
Ready-mix concrete	52.8	20.2%	39.6	18.6%	93.9	16.3%	78.1	15.8%
Asphalt	40.4	20.2%	43.1	20.0%	51.5	15.7%	54.7	15.6%
Liquid asphalt	33.7	22.7%	28.8	26.0%	44.5	18.0%	43.7	23.3%
Other*	34.2	37.4%	37.5	41.8%	38.7	18.1%	47.1	22.8%
Contracting services	63.8	11.5%	72.3	12.9%	115.4	11.1%	136.0	12.9%
Total gross profit	$284.3	23.6%	$273.0	24.7%	$432.0	18.1%	$455.7	20.3%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
Revenue
Revenue increased $98.4 million, largely driven by contributions from acquired companies, as well as price increases of mid-single digits on aggregates and ready-mix. Partially offsetting the increased revenue was lower contracting services work and asphalt volumes in the Mountain segment, due in part to less public-agency work compared to the prior year. Parts of our Central and Mountain segments also faced increased rainfall in the quarter.
Gross profit
Gross profit improved $11.3 million, largely the result of acquired companies, as well as higher pricing for aggregates and ready-mix. Energy Services also saw a rise in gross profit due to decreased boiler repairs and maintenance costs compared to the prior year. In California, contracting services benefitted from public agency work and favorable project execution. Offsetting these increases was the effects of reduced work activity in the Mountain segment and a $1.9 million negative impact to the aggregates product line as a result of selling acquired inventory after markup to fair value as part of acquisition accounting.

Index
Selling, general and administrative expenses
Selling, general and administrative expenses increased $5.2 million for the third quarter. Our reportable segments had higher costs of $6.4 million, primarily due to additional costs associated with the acquired companies and increased information technology-related costs of $645,000 to support our EDGE initiatives. This increase was offset in part by higher gains of $2.2 million on the sale of equipment throughout the West and Mountain segments and lower payroll-related costs as a result of lower incentive accruals.
Corporate Services had a decrease in selling, general and administrative costs of $1.2 million compared to third quarter 2024. This decrease is largely related to lower payroll-related and business development costs. Offsetting the cost decrease was a less favorable adjustment to the incurred but not reported losses in our captive insurance program.
Interest expense
Interest expense increased $9.1 million due primarily to higher average debt balances with the issuance of a new Term Loan B in March of 2025 and borrowings under our revolving credit facility, offset in part by lower average interest rates.
Other income
Other income decreased $1.3 million, largely driven by decreased interest income as a result of less cash on hand.
Income tax expense
Income tax expense decreased $600,000, corresponding with lower income before income taxes.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Revenue
Revenue increased $149.1 million, largely driven by contributions of acquired companies, as well as price increases of mid-single digits on aggregates and ready-mix. California saw an increase in public-agency and commercial work, which positively impacted contracting services and ready-mix revenues. Partially offsetting the increased revenue was less contracting services work in Oregon, primarily the result of less public-agency work, and less contracting services work in the Mountain and Central segments, due in part to less public-agency work and increased rainfall during the second and third quarters, which also impacted asphalt and aggregate volumes.
Gross profit decreased $23.7 million, largely due to less work performed, as previously discussed. The decrease in aggregate volumes further impacted our results as we experienced higher per-unit fixed costs. In addition, Energy Services saw a decrease in gross profit mostly due to competitive market conditions and higher repairs and maintenance costs. Also, the impact of selling acquired inventory after markup to fair value as part of acquisition accounting negatively impacted the aggregates product line by $3.0 million and liquid asphalt by $300,000. These decreases were offset in part by the contributions of acquired companies, higher gross profit in California from favorable construction project execution and higher margins in Alaska and Hawaii.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $27.8 million for the first nine months of 2025. Our reportable segments had higher costs of $26.7 million, primarily due to additional costs associated with the acquired companies, an increase in labor-related costs partly due to additional employees and increased information technology-related costs to support our EDGE initiatives. Partially offsetting these increases was higher gains of $9.3 million on the sale of non-strategic assets and equipment throughout the West and Central segments and lower professional services fees of $1.2 million.
Corporate Services had an increase in selling, general and administrative costs of $1.1 million. This increase was largely the result of higher business development costs of $6.5 million related to corporate development and completed acquisitions and a less favorable adjustment to the incurred but not reported losses in our captive insurance program. Offsetting the increased costs were lower payroll-related costs and the absence of one-time Separation costs in 2024 of $3.8 million.
Interest expense
Interest expense increased $18.8 million due primarily to higher average debt balances with the issuance of a new Term Loan B in March of 2025 and borrowings under our revolving credit facility, offset in part by lower average interest rates.
Other income
Other income increased $500,000, largely driven by a one-time gain of $3.5 million on the bargain purchase of an aggregate quarry operation in the West segment, offset in part by a decrease in interest income of $2.2 million as a result of less cash on hand and lower investment returns on our nonqualified defined benefit plans.
Income tax expense
Income tax expense decreased $16.5 million, corresponding with lower income before income taxes.

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
Results of Operations - West

	Three Months Ended			Nine Months Ended
	September 30,			Sept. 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$396.0	$383.1	3%	$921.7	$914.9	1%
EBITDA	$91.8	$85.4	8%	$177.5	$173.3	2%
EBITDA margin	23.2%	22.3%		19.3%	19.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Aggregates	$91.2	$90.6	$222.3	$234.0
Ready-mix concrete	98.6	87.4	258.3	232.7
Asphalt	61.7	59.1	109.1	110.7
Other*	50.3	53.4	134.0	130.3
Contracting services	170.4	164.6	359.2	361.0
Internal sales	(76.2)	(72.0)	(161.2)	(153.8)
	$396.0	$383.1	$921.7	$914.9
*Other includes cement, merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
Revenue increased $12.9 million mainly as a result of increased pricing in aggregates and ready-mix throughout the segment, which accounted for $6.4 million of the increase, and ready-mix volume increases in Alaska and Hawaii of $4.0 million driven by market demand. In addition, California's public agency market remained strong and contributed an additional $6.1 million in contracting services and asphalt volumes, while recent acquisitions in Oregon also positively contributed. Offsetting these increases were slightly lower aggregate volumes throughout the segment.
EBITDA increased 8 percent for the quarter, resulting from increased pricing that outpaced costs for most product lines, along with increased ready-mix volumes in Alaska and Hawaii. California's contracting margins improved as a result of favorable project execution on completed work and higher revenues. The segment also benefitted from an increase of $1.1 million in gains on asset sales throughout the segment. Partially offsetting these increases was reduced contracting services margins in Oregon related to less public-agency and data center work in the quarter.

Index
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Revenue increased $6.8 million. In California, more available public-agency and private work and increased pricing largely contributed to the increase compared to the prior year. Hawaii experienced increased ready-mix and cement volumes of $10.7 million driven by increased market demand, while Alaska saw its aggregate and ready-mix volumes increase by $6.9 million due to stronger demand in the private sector. Partially offsetting these increases were lower revenues across most Oregon product lines due to less available public-agency and private work.
EBITDA increased 2 percent year-over-year, primarily driven by a $9.4 million improvement in contracting services margins as a result of favorable project executions in California, while Hawaii and Alaska also saw increased margins overall. In addition, the segment benefitted from an increase of $4.0 million in gains on the sale of assets throughout the segment and a one-time gain of $3.5 million on the bargain purchase of an aggregate quarry operation in the first quarter of 2025, as discussed in Note 10. Offsetting theses increases were higher selling, general and administrative costs of $5.3 million, mostly attributed to increased labor-related costs, and lower aggregate and contracting services margins in Oregon as a result of fewer projects, as previously mentioned.

Results of Operations - Mountain

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$229.8	$261.1	(12)%	$471.9	$514.9	(8)%
EBITDA	$50.7	$59.4	(15)%	$65.4	$96.5	(32)%
EBITDA margin	22.1%	22.8%		13.8%	18.7%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Aggregates	$34.9	$40.1	$72.2	$80.7
Ready-mix concrete	42.1	40.6	90.9	89.4
Asphalt	42.2	60.0	71.5	93.8
Contracting services	155.5	185.7	314.2	356.9
Internal sales	(44.9)	(65.3)	(76.9)	(105.9)
	$229.8	$261.1	$471.9	$514.9
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
Revenue decreased $31.3 million in the quarter, primarily due to decreased contracting services work, which also brought asphalt and aggregate volumes down. The decrease in contracting services revenue was largely due to lower asphalt paving work as a result of competitive bid dynamics, type and location of available DOT projects, the timing of public-agency jobs and increased rainfall amounts in certain markets. Partially offsetting the decrease was higher ready-mix and aggregate pricing of $3.8 million.
EBITDA decreased $8.7 million for the quarter, largely due to lower contracting service margins as a result of less paving work and the type of work performed, as discussed above, which also impacted asphalt and aggregate gross profit. Slightly offsetting was higher ready-mix and aggregate pricing.

Index
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Revenue decreased $43.0 million, primarily due to decreased contracting services work, which was driven by lower asphalt paving work as a result of the type and location of available DOT projects, the timing of public-agency jobs and increased rainfall amounts in certain markets. The decrease in contracting services also brought aggregate and asphalt volumes down by $33.6 million. Partially offsetting the decrease was higher aggregate and ready-mix pricing of $9.7 million.
EBITDA decreased $31.1 million year-over-year. Contracting services experienced lower margins throughout the segment due to less available work, while lower margins on aggregates and asphalt were largely the result of lower sales volumes due to fewer construction projects, as previously discussed, and higher repairs and maintenance costs which contributed to an increase in per-unit fixed costs. Selling, general and administrative costs were $1.9 million higher, largely from increased labor-related costs.

Results of Operations - Central

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$434.4	$354.9	22%	$757.4	$630.5	20%
EBITDA	$99.7	$79.8	25%	$119.8	$97.3	23%
EBITDA margin	23.0%	22.5%		15.8%	15.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Aggregates	$92.0	$62.7	$170.9	$121.5
Ready-mix concrete	120.7	85.5	226.6	170.7
Asphalt	96.5	96.0	146.8	146.3
Other*	12.2	12.2	27.2	25.0
Contracting services	230.5	209.3	363.3	338.9
Internal sales	(117.5)	(110.8)	(177.4)	(171.9)
	$434.4	$354.9	$757.4	$630.5
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
Revenue increased 22 percent year-over-year to $434.4 million, primarily driven by contributions from acquired companies and price increases across our legacy aggregate and ready-mix product lines. This increase was offset in part by a reduction in contracting services work due to increased rainfall in the period, which also impacted asphalt volumes, and reduced volumes from our Honey Creek Quarry due to the historic flooding as previously mentioned.
EBITDA improved $19.9 million, largely the result of acquired companies. Slightly offsetting the increase was reduced contracting services work primarily due to unfavorable weather in most parts of the segment, as previously discussed. In addition, the impact of selling acquired inventory after markup to fair value as part of acquisition accounting of $1.9 million negatively impacted the aggregate product line.

Index
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Revenue increased $126.9 million, largely driven by contributions from acquired companies, as well as the impact of our legacy operations price increases in the aggregate product line of $10.3 million and ready-mix product line of $5.0 million. Partially offsetting these increases was less contracting services work throughout the segment due to increased rainfall in the second and third quarters, which also caused decreased aggregate and ready-mix volumes.
EBITDA improved 23 percent, largely the result of acquired companies and $4.9 million of increased gains on asset sales. Offsetting these increases were fewer job incentives compared to 2024, as well as less contracting services work largely due to unfavorable weather in most parts of the segment. In addition, the impact of selling acquired inventory after markup to fair value as part of acquisition accounting of $3.0 million negatively impacted the aggregate product line.

Results of Operations - Energy Services

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Revenue	$169.2	$125.9	34%	$280.5	$214.9	31%
EBITDA	$39.7	$33.7	18%	$48.9	$50.6	(3)%
EBITDA margin	23.4%	26.8%		17.4%	23.5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Liquid Asphalt	$148.8	$110.9	$246.9	$187.3
Other*	25.5	20.9	42.7	38.3
Internal sales	(5.1)	(5.9)	(9.1)	(10.7)
	$169.2	$125.9	$280.5	$214.9
*Other includes fabric and spreading, burner fuels, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
Revenue increased $43.3 million, primarily due to contributions from the acquisition of Albina Asphalt in November 2024. In addition, the new polymer modified asphalt processing plant in South Dakota contributed an additional $10.7 million in revenue. These increases were partially offset by lower volumes and lower pricing in some locations driven by current liquid asphalt market pricing.
EBITDA improved $6.0 million, largely as a result of the addition of Albina Asphalt, as well as lower operating costs associated with the plant repairs made in 2024 at our California terminal. Offsetting were lower volumes and a decrease in margins due to competitive market conditions.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Revenue increased $65.6 million, primarily due to contributions from the acquisition of Albina Asphalt in November 2024. In addition, the new polymer modified asphalt processing plant in South Dakota contributed an additional $14.3 million in revenue. These increases were partially offset by lower volumes due to unfavorable weather and lower pricing in some locations driven by current liquid asphalt market pricing.
EBITDA decreased $1.7 million, largely decreased pricing that resulted in lower margins due to competitive market conditions, as well as planned and required maintenance expenses related to our railcar fleet, continued tank and equipment repair costs at our terminals and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for Albina of $295,000. Partially offsetting the decrease was contributions from the acquisition of Albina Asphalt.

Index
Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of our company, as well as insurance activity at our captive insurer; interest expense on a majority of our long-term debt; interest income; and unrealized gains or losses on investments for nonqualified benefit plans.
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
During the third quarter of 2025, Corporate Services contributed negative EBITDA of $12.7 million, compared to negative EBITDA of $13.7 million in the prior year. Corporate Services had lower selling, general and administrative costs of $1.2 million in the quarter, driven largely by lower payroll-related and business development costs. Offsetting the cost decrease was a less favorable adjustment of $2.2 million to the incurred but not reported losses in our captive insurance program.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
During the first nine months of 2025, Corporate Services contributed negative EBITDA of $44.1 million, compared to negative EBITDA of $42.3 million in the prior year. Corporate Services had higher selling, general and administrative costs of $1.0 million in the year, driven largely by an increase in business development costs of $6.5 million related to corporate development and completed acquisitions and a less favorable adjustment of $2.2 million to the incurred but not reported losses in our captive insurance program. Offsetting the increased costs was lower payroll-related costs and the absence of one-time Separation costs in 2024 of $3.8 million. Corporate Services also had lower investment returns of $700,000 on our nonqualified defined benefit plans.

Liquidity and Capital Resources
At September 30, 2025, we had unrestricted cash and cash equivalents of $30.7 million, working capital of $660.9 million and borrowing capacity of $456.6 million on our revolving credit facility, net of our outstanding letters of credit. Working capital is calculated as current assets less current liabilities. As of September 30, 2025, we had sufficient liquid assets and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
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
We currently estimate total 2025 capital expenditures for maintenance and improvement to be between $160 million and $225 million. For the nine months ended September 30, 2025, we spent $154.8 million, largely on the replacement of depleting aggregate reserves, construction equipment and plant improvements.
Additionally, for the nine months ended September 30, 2025, we spent $663.5 million on growth initiatives, which comprised of $528.0 million on acquisitions and $135.5 million on aggregate expansion and greenfield projects. In connection with the Strata acquisition, we also received proceeds of $14.5 million on the sale of four ready-mix plant operations. For the remainder of 2025, we estimate to spend $32.2 million on organic growth projects. Capital expenditures for future acquisitions and new organic growth opportunities would be incremental to our outlined capital program. It is anticipated that capital expenditures for the remainder of 2025 will be funded by various sources, including internally generated cash and debt facilities.

Index
Cash flows

	Nine Months Ended
	September 30,
	2025	2024
	(In millions)
Net cash provided by (used in)
Operating activities	$82.6	$149.9
Investing activities	(783.0)	(137.8)
Financing activities	500.4	(7.0)
Increase (decrease) in cash, cash equivalents and restricted cash	(200.0)	5.1
Cash, cash equivalents and restricted cash -- beginning of year	281.1	262.3
Cash, cash equivalents and restricted cash -- end of period	$81.1	$267.4
Operating activities

	Nine Months Ended
	September 30,
	2025	2024	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$125.1	$178.4	$(53.3)
Adjustments to reconcile net income to net cash provided by operating activities	141.2	115.1	26.1
Changes in current assets and liabilities, net of acquisitions:
Receivables	(267.5)	(224.8)	(42.7)
Inventories	(15.3)	(27.3)	12.0
Other current assets	3.8	11.1	(7.3)
Accounts payable	72.5	77.2	(4.7)
Other current liabilities	16.7	17.3	(.6)
Pension and postretirement benefit plan contributions	(.5)	(2.5)	2.0
Other noncurrent charges	6.6	5.4	1.2
Net cash provided by operating activities	$82.6	$149.9	$(67.3)
Cash provided by operating activities at September 30, 2025, decreased $67.3 million, largely related to higher working capital needs and a decrease in net income. Cash used by working capital components totaled $189.8 million for the nine months ended September 30, 2025, compared to $146.5 million for the nine months ended September 30, 2024. This increase in cash usage was primarily the result of higher working capital needs due to the increase in revenues, as discussed in Business Segment Financial and Operating Data, and timing of prepaid insurance, offset in part by lower liquid asphalt and cement inventory balances.
Investing activities

	Nine Months Ended
	September 30,
	2025	2024	Variance
	(In millions)
Capital expenditures	$(290.3)	$(127.2)	$(163.1)
Acquisitions, net of cash acquired	(528.0)	(15.0)	(513.0)
Net proceeds from sale or disposition of property and other	38.3	7.6	30.7
Investments	(3.0)	(3.2)	.2
Net cash used in investing activities	$(783.0)	$(137.8)	$(645.2)
The increase in cash used in investing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to additional investments to grow our company. We spent $513.0 million more on acquisitions in 2025, including the acquisition of Strata, as discussed in Note 10. We also spent $163.1 million more on capital expenditures, including the replenishment of depleting aggregate reserves and greenfield projects. The increase in cash usage was offset in part by proceeds from the sale of ready-mix operations in the Central segment in the first quarter of 2025, as discussed in Note 10, and non-strategic asset sales in both the West and Central segments.

Index
Financing activities

	Nine Months Ended
	September 30,
	2025	2024	Variance
	(In millions)
Issuance of long-term debt	$520.0	$—	$520.0
Debt issuance costs	(11.1)	—	(11.1)
Repayment of long-term debt	(5.9)	(5.3)	(.6)
Tax withholding on stock-based compensation	(2.6)	(1.7)	(.9)
Net cash provided by (used in) financing activities	$500.4	$(7.0)	$507.4
The increase in cash flows provided by financing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was largely related to the funding of a new Term Loan B in March of 2025, as well as borrowings under our revolving credit facility, as discussed in Note 13. Offsetting the cash provided by long-term debt were higher debt issuance costs associated with the amendment of our senior secured credit agreement to increase our revolving credit facility capacity, extend the maturity date of the revolving credit facility and Term Loan A, and the issuance of a new Term Loan B.
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
At September 30, 2025, our long-term debt reflected an increase of approximately $514.1 million from the balance at December 31, 2024. This increase is due to issuing a new $500 million Term Loan B facility with the proceeds being used to fund a portion of Strata's purchase price in addition to borrowing $20 million under our revolving credit facility.
At September 30, 2025, our total estimated interest payments over the life of our debt reflected an increase of approximately $184.1 million from the total estimated interest payments at December 31, 2024. This increase is primarily due to the change in long-term debt outstanding related to the new Term Loan B and borrowings under our revolving credit facility, as previously mentioned.
At September 30, 2025, our purchase commitments reflected a decrease of approximately 22 percent from the balance at December 31, 2024. This decrease is primarily due to the seasonality of work and the third quarter being in our peak construction season, our purchase commitments saw an expected decrease from the balance at June 30, 2025. We expect purchase commitments to continue to decrease throughout the remainder of 2025 as obligations continue to be satisfied during the construction season.
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
EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin are most directly comparable to the corresponding GAAP measures of net income and net income margin. We believe these non-GAAP financial measures, in addition to corresponding

Index
GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to our peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance by excluding stock-based compensation, unrealized gains and losses on benefit plan investments and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting as they are considered non-cash and not part of our core operations. We also exclude the one-time, non-recurring costs associated with the Separation as those are not expected to continue. We believe EBITDA and Adjusted EBITDA assist rating agencies and investors in comparing operating performance across operating periods on a consistent basis by excluding items management does not believe are indicative of our operating performance. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. We believe these non-GAAP financial measures, including total segment measures, as applicable, are useful performance measures because they provide clarity as to our operational results. Our management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating our operating results internally and calculating employee incentive compensation.
EBITDA is calculated by adding back income taxes, interest expense (net of interest income) and depreciation, depletion and amortization expense to net income (loss). EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments, stock-based compensation, impact of selling acquired inventory after markup to fair value as part of acquisition accounting, and one-time Separation costs, to EBITDA. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenues. These non-GAAP financial measures are calculated the same for both the total segment and consolidated metrics and should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income or net income margin, and are intended to be helpful supplemental financial measures for investors’ understanding of our operating performance. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin measures having the same or similar names.
The following information reconciles segment and consolidated net income (loss) to EBITDA and Adjusted EBITDA and provides the calculation of EBITDA margin and Adjusted EBITDA margin. Interest expense, net, is net of interest income that is included in other income on the Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In millions)
Net income	$143.2	$148.1	$125.1	$178.4
Depreciation, depletion and amortization	53.4	34.8	142.4	101.5
Interest expense, net	22.4	12.1	57.1	36.1
Income taxes	50.2	49.6	42.9	59.4
EBITDA	$269.2	$244.6	$367.5	$375.4
Unrealized (gains) losses on benefit plan investments	(1.1)	(1.2)	(2.2)	(2.8)
Stock-based compensation expense	2.9	1.8	8.5	5.4
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	1.8	—	3.3	—
One-time separation costs	—	—	—	3.8
Adjusted EBITDA	$272.8	$245.2	$377.1	$381.8

Revenue	$1,203.7	$1,105.3	$2,390.9	$2,241.8
Net income margin	11.9%	13.4%	5.2%	8.0%
EBITDA margin	22.4%	22.1%	15.4%	16.7%
Adjusted EBITDA margin	22.7%	22.2%	15.8%	17.0%
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
Interest rate risk
As of September 30, 2025, we had $778.9 million of outstanding borrowings under our Term Loan A, Term Loan B and revolving credit facility, which bear interest at a variable rate. As of September 30, 2025, the weighted-average rate in effect was 5.99 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at September 30, 2025, would increase the all-in rate to 6.99 percent, the effect of which would increase the Company's interest expense by $7.8 million over the next 12 months based on the balances outstanding for these borrowings as of September 30, 2025.
At September 30, 2025, we had no outstanding interest rate hedges.
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

Except as noted above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Knife River Corporation

DATE:	November 4, 2025	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Vice President and Chief Accounting Officer