Form 10-K
period 2025-12-31
Knife River Corp
filed 2026-02-20
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025: $4,626,062,431.
Indicate the number of shares outstanding of the registrant's common stock, as of February 12, 2026: 56,664,165 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2026 Proxy Statement, to be filed no later than 120 days from December 31, 2025, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

i

Index
The following abbreviations and acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym
Adjusted EBITDA
EBITDA adjusted to exclude unrealized gains and losses on benefit plan investments, stock-based compensation, impact of selling acquired inventory after markup to fair value as part of acquisition accounting and one-time Separation costs, a non-GAAP financial metric

Adjusted EBITDA Margin	Adjusted EBITDA divided by revenue, a non-GAAP financial metric
Agency	Publicly-funded work completed for federal and state departments of transportation, as well as cities and counties
Annual Report	Annual Report on Form 10-K for the year ended December, 31 2025
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of MDU Resources and the direct parent company of Knife River prior to the Separation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Company or Knife River	Knife River Corporation
CyROC	Cyber Risk Oversight Committee
Distribution	The distribution of approximately 90 percent of the outstanding shares of Knife River common stock to MDU Resources stockholders on a pro rata basis of one share of Knife River common stock for every four shares held of MDU Resources common stock
DGCL	Delaware General Corporation Law
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOT	Department of Transportation
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization, a non-GAAP financial metric
EBITDA Margin	EBITDA divided by revenue, a non-GAAP financial metric
EDGE
"Competitive EDGE" strategy implemented by the Company designed to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth. The EDGE acronym stands for EBITDA Margin Improvement, Discipline, Growth and Excellence.

EEO	Federal Equal Employment Opportunity laws in the United States
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Item 8	Financial Statements and Supplementary Data
IIJA	Infrastructure Investment and Jobs Act
Knife River Corporation	The holding company established in conjunction with the Separation and, prior to the Separation, an indirect wholly owned subsidiary of MDU Resources
Knife River - Northwest	A direct wholly owned subsidiary of Knife River
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDU Resources	MDU Resources Group, Inc., the indirect parent company of Knife River prior to the Separation
MEPP	Multiemployer pension plan
PCAOB	Public Company Accounting and Oversight Board

Index

Proxy Statement	Company’s 2026 Proxy Statement to be filed no later than April 30, 2026
PRP	Potentially Responsible Party
RP	Rehabilitation plan
Sarbanes-Oxley Act	Federal act passed in 2002 to improve auditing and public disclosures in response to several accounting scandals in the early-2000s
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation	The separation of Knife River from MDU Resources' other businesses and the creation of an independent, publicly traded company
SOFR	Secured Overnight Financing Rate

Index
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, projections, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company ("we," "our," or "us") may publish or otherwise make available forward-looking statements of this nature, including statements related to its EDGE strategy implemented to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth, shareholder value creation, expected long-term goals, expected backlog margin, acquisitions, financing plans, expected federal and state funding for infrastructure or other proposed strategies.
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
v

Index
PART I
ITEM 1. BUSINESS
Overview
Knife River Corporation (referred to as we, our, us, the Company or Knife River) is an aggregates-based construction materials and contracting services provider in the United States. Our 1.3 billion tons of aggregate reserves provide the foundation for our vertically integrated business strategy, with approximately 35 percent of our aggregates in 2025 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (asphalt paving, heavy-civil construction, concrete construction, site development and grading services, and in some segments the manufacturing of prestressed concrete products). We are strategically focused on being the provider of choice in mid-size, higher-growth markets and are committed to our plan for continued growth and to delivering for our stakeholders—customers, communities, employees and stockholders—by executing on our Competitive EDGE initiatives and our four core values: People, Safety, Quality and the Environment.
Through our network of 208 active aggregate sites, 135 ready-mix plants, 55 asphalt plants and 9 liquid asphalt terminals, we supply construction materials and contracting services to customers across 14 states. Our construction materials are sold to public and private-sector customers, including federal, state and municipal governments, as well as industrial, commercial and residential developers and other private parties. Our contracting services are primarily provided to public-sector customers for the development and servicing of highways, local roads, bridges and other public-infrastructure projects.
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
Strata Corporation Acquisition
On March 7, 2025, we acquired Strata Corporation (Strata), a leading construction materials and contracting services provider in North Dakota and northwestern Minnesota. Strata is a vertically-integrated, aggregates-based company that added approximately 30 years of aggregate reserves, 24 ready-mix plants, three asphalt plants, a construction division and rail and trucking assets to our existing operations in our Central segment. The purchase price for Strata totaled $454.0 million and was subject to post-closing adjustments. The results of operations and balance sheet accounts for Strata are included in the consolidated financial statements from the date of acquisition. For more information on the acquisition, see Item 8 - Note 3.
Business Segments
Our focus is on the vertical integration of our products and services by offering our customers a single source for construction materials and related contracting services. In January 2025, we made a change to our organizational structure to better align with our business strategy. We reorganized our business segments to reflect changes in the way our chief operating decision maker evaluates performance, makes operating decisions and allocates resources. Our former Pacific and Northwest operating segments were combined to form the new West operating segment. Our

Index
former North Central and South operating segments were combined to form the new Central operating segment. The reorganization resulted in four operating segments: West, Mountain, Central and Energy Services, each of which is also a reportable segment. The prior year has been recast to conform to the current reportable segment presentation.
Our West, Mountain and Central segments are organized by geographic location and each offers a vertically integrated suite of products and services. Each of our geographic segments mines, processes and sells construction aggregates (crushed stone and sand and gravel); produces and sells asphalt; produces and sells ready-mix concrete as well as vertically integrating our contracting services to support our aggregate-based product lines. Contracting services include heavy-civil construction, asphalt and concrete paving, and site development and grading. Although not common to all locations, the geographic segments also sell cement, merchandise and other building materials and related services. The Energy Services segment, which has locations throughout our geographic footprint, produces and supplies liquid asphalt, primarily for use in asphalt road construction, and is a supplier to some of our other segments.
Additional details about each of the reportable segments as of and for the year ended December 31, 2025, is as follows:

	West		Mountain		Central			Energy Services	Reportable Segment Totals
States of Operation	Alaska, California Hawaii, Oregon and Washington		Idaho, Montana and Wyoming		Iowa, Minnesota, North Dakota, South Dakota and Texas			California, Iowa, Nebraska, Oregon, South Dakota, Texas, Washington and Wyoming
Aggregate Reserves (tons)	705.1	million	226.2	million	372.8	million		—	1.3	billion
Properties:
Active Aggregate Sites[1]	71		35		102			—	208
Ready-Mix Plants	51		14		70			—	135
Asphalt Plants	18		15		22			—	55
Revenue[2]	$1,210.1	million	$644.0	million	$1,004.8	million	$338.0	million	$3,196.9	million
Percent revenue by segment	37%		20%		32%			11%	100%
Revenue Composition:
Construction Materials	67%		42%		61%			100%	63%
Contracting Services	33%		58%		39%			—%	37%
Public-Sector Services	74%		76%		93%			—%	81%
Private-Sector Services	26%		24%		7%			—%	19%
__________________
1.Active aggregate sites are only those that meet the definition under SEC Regulation S-K Subpart 1300 and does not include 5 sites that are classified as exploration stage properties or project specific sites.
2.Revenues by segment are presented net of intrasegment revenues.
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

Index
We believe our aggregates-based, vertically integrated business model—combined with our EDGE strategy and our footprint in mid-size, higher-growth markets—provides a clear competitive advantage in driving long-term, profitable growth. Our EDGE strategy is focused on four key strategic areas:
EBITDA Margin Improvement: Drive sustained Adjusted EBITDA margin expansion towards our long-term goal, through a combination of commercial and operational initiatives that optimize the benefits of our vertically integrated strategy.
Discipline: Maintain a strong balance sheet and disciplined allocation of capital to support long-term profitable growth and value creation.
Growth: Further strengthen our market position through organic and inorganic growth opportunities, with an emphasis on aggregate-based operations in mid-sized, higher-growth markets.
Excellence: Be best in class in all aspects of our business, providing ongoing, high-quality training at every level of the company that supports our core values, helps us better serve our customers and provide advancement opportunities for our team.
Since implementing the EDGE strategy in 2023, we have increased our Adjusted EBITDA margin, maintained a strong balance sheet, completed 11 acquisitions and drove excellence throughout the organization. For a discussion of Adjusted EBITDA and Adjusted EBITDA margin, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”
Industry
The United States construction materials industry is highly fragmented. Industry participants typically range from small, private companies to large publicly traded corporations that provide a broad suite of materials and services. Companies compete on a variety of factors, including price, service, quality, delivery time and proximity to the customer. However, limitations on the distance that materials can be transported efficiently results in primarily local or regional operations. Accordingly, the number and size of competitors varies by geography and product lines.
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

Index
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
Ready-Mix Concrete
Ready-mix concrete, a mixture principally comprised of aggregates, cement and water, is measured in cubic yards and specifically batched or produced for customers’ projects and then transported and poured on site. It also can be poured at a manufacturing facility to produce prefabricated building solutions, such as wall panels, concrete roofing systems, bridge girders, parking garages and stadium components. According to the National Ready Mixed Concrete Association, concrete is the most widely used material in the construction sector today. Due to the relative speed at which ready-mix concrete sets, supply is generally localized and delivered within close proximity to a production site.
Asphalt
Asphalt is a combination of approximately 95 percent aggregates bound together by approximately 5 percent liquid asphalt. Asphalt is typically used in new road construction as well as road maintenance and repair, covering approximately 94 percent of the three million miles of paved roads in the United States, according to the National Asphalt Pavement Association. Given the significant proportion of aggregates in asphalt, local aggregate producers often participate in the asphalt business to ensure an output for the producer’s aggregates. Like ready-mix concrete, asphalt sets rapidly, limiting delivery to within close proximity to the production facility.
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
Contracting Services
We vertically integrate our construction materials with contracting services such as aggregate laydown, asphalt paving, concrete construction, site development and bridges. Demand in the contracting services industry is mostly influenced by public funding and tax revenues and correlates with the demand for construction materials. The contracting services portion of our business is heavily weighted toward public markets, which provide more stability throughout the economic cycles. The contracting services industry is typically less capital-intensive than construction materials and has relatively fewer barriers to entry. Price is an important competitive factor in the award of service agreements. However, customers often consider several other factors in selecting a service

Index
provider, such as technical expertise and experience, safety ratings, geographic presence, financial and operational resources and industry reputation around dependability.
Products and Services
Our core product lines include: aggregates, ready-mix concrete, asphalt and liquid asphalt. We also perform related contracting services.
For the year ended December 31, 2025, our revenue and gross profit by products and services were as follows:

Revenue	($ in millions)	(% of total)	Gross Profit	($ in millions)	Margin
Aggregates	$617.1	16.3%	Aggregates	$114.1	18.5%
Ready-mix concrete	779.4	20.6%	Ready-mix concrete	133.6	17.1%
Asphalt	421.0	11.2%	Asphalt	65.4	15.5%
Liquid asphalt	296.0	7.8%	Liquid asphalt	49.5	16.7%
Other	279.8	7.5%	Other	60.4	21.6%
Contracting services	1,383.9	36.6%	Contracting services	154.3	11.2%
Total gross revenue	$3,777.2	100%
Internal sales	(631.2)
Total revenue	$3,146.0		Total gross profit	$577.3	18.4%
(1) Aggregates
We supply high-quality aggregates through our 1.3 billion tons of permitted aggregate reserves, which are sourced from our aggregate sites across 13 states. We focus primarily on supplying markets with strong local demand, and in most cases serve customers close to our strategically located aggregate sites. In 2025, we sold 32.5 million tons of aggregates, with a majority supplied by our aggregate mining operations.
We mine crushed stone and sand and gravel from our aggregate sites, as these aggregates are utilized in general construction and are a major component in our production of ready-mix concrete and asphalt paving products. Leveraging our vertically integrated platform, approximately 35 percent of our aggregates volume was used internally in our other product lines in 2025. For more information about the aggregate sites, see “Item 2. Properties.”
(2) Ready-Mix Concrete
We produce ready-mix concrete through our 135 ready-mix plants situated across 13 states. Our vertically integrated portfolio of assets allows us to provide most of the aggregates we use in the production of ready-mix concrete. Due to the time-sensitive nature of delivering ready-mix concrete, we focus on supplying customers near our facilities. In 2025, we sold 3.9 million cubic yards of ready-mix concrete.
Incremental to the hauling capabilities across products and services, ready-mix concrete plants are complemented by our fleet of ready-mix trucks and drivers who safely deliver materials on time. We are an industry leader in safe and efficient delivery of ready-mix concrete and have pioneered what has become the industry-standard training program for ready-mix delivery professionals. We continue to update and improve the program with a focus on safety for drivers and the public.

Index
The following table sets forth details applicable to our ready-mix concrete plants and related fleet as of December 31, 2025:

Segment	Plants	Mixer Trucks
West	51	408
Mountain	14	207
Central	70	535
Total	135	1,150
(3) Asphalt
We produce and deliver asphalt from 55 plants across 10 states, most often utilizing our own aggregates in the production process. Of the 55 plants, 22 are portable plants that support large asphalt paving projects on roadways, airports and commercial sites. Similar to ready-mix concrete, asphalt sets rapidly, limiting delivery to within close proximity to the production facility. In 2025, we sold 6.3 million tons of asphalt.
Asphalt plants
The following table sets forth details applicable to our non-portable and portable asphalt plants as of December 31, 2025:

Segment	Non-portable Asphalt Plants	Portable Asphalt Plants	Total Asphalt Plants
West	15	3	18
Mountain	8	7	15
Central	10	12	22
Total	33	22	55
(4) Liquid asphalt
We distribute liquid asphalt through our nine liquid asphalt terminal sites and have the capacity to service neighboring states through storage facilities capable of storing approximately 413,000 tons of liquid asphalt across multiple states.
(5) Other
Although not common to all locations, we provide various other products and services, depending on customer needs. These include, but are not limited to, retail sales of cement in Alaska and Hawaii and petroleum recovery services in the Energy Services segment.
Cement supply and storage
Cement is a key ingredient in the production of ready-mix concrete. Our core supply of cement is sourced from a diverse range of suppliers. We have strategically located cement storage facilities in Alaska and Hawaii that can hold approximately 60,000 tons and 90,000 tons of cement, respectively. We have six distribution centers with storage and barging capabilities across the islands of Hawaii.
(6) Contracting Services
Our contracting services include responsibilities as general contractor and subcontractor, aggregate laydown, asphalt paving, concrete construction, site development and bridges, and in some segments the manufacturing of prestressed concrete products. Vertical integration allows us to have direct internal access to critical raw materials, resulting in competitive advantages as we can better control the inventory used in our contracting services projects and the phasing of project timing. In 2025, most of our contracting services were related to “horizontal”

Index
construction, such as streets and highways, airports and bridges for customers in the public sector. In the private sector, our contracting services projects were within the residential, commercial and industrial markets.
The following table sets forth revenue details applicable to our contracting services for the year ended December 31, 2025:

Public Projects		Private Projects
Streets & Highways	65%	Buildings/Sitework	4%
Airports	4%	Residential	6%
Bridges	4%	Streets & Highways	3%
Marine	3%	Other	6%
Other	5%
Total	81%	Total	19%
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
Private Sector. Our private-sector customers include both residential and nonresidential construction applications. Unlike public-sector customers, spending by private-sector customers is more dependent on local and national economic cycles. We leverage our diverse geographic footprint to partially offset volatility originating from single local economies, and have the flexibility to reallocate resources from markets experiencing a downturn to markets that may be experiencing an economic upswing. We also have a unique ability to pivot or flex between public and private work due to the training we do with our crews and how we’ve configured our equipment.
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
Customers
Our customers consist of public and private-sector customers, with public-sector customers contributing about 81 percent of our revenues from contracting services in 2025. The public side includes federal, state and municipal governmental agencies with contracting services projects related to highways, streets and other public infrastructure. Funding available for construction from governmental agencies largely depends on federal, state and municipal budgets allocated to the expansion and improvement of national infrastructure. The private side includes a broad spectrum of customers across industrial, commercial and residential developers and other private parties. The mix of sales by customer class varies year to year depending on the variability in type of work.
Our top 15 customers accounted for about 21 percent of our 2025 revenue, of which nine were state-level DOTs. We are not dependent on any single customer or group of customers for sales of our products and services, where the loss of which would have a material adverse effect on our business. No individual customer accounted for more than 10 percent of our 2025 revenue.

Index
Competition
We operate in a largely fragmented industry, including large, public companies and many small, privately held companies. Smaller, independent operators make up the majority of our competition; however, we also face competition in some markets from large, publicly traded United States aggregates producers, including Amrize Ltd, Cemex S.A.B. de C.V., CRH plc, Eagle Materials, Inc., Granite Construction, Inc., Heidelberg Materials, Martin Marietta Materials, Inc., Construction Partners, Inc., and Vulcan Materials Company. The nature of our competition varies among our products and geographies due to the generally local and regional nature of supply.
We believe we have a competitive advantage in aggregates through our high-quality, strategically located reserves and assets, and our internal fleet of trucks, rail and barge. Our vertical integration and local knowledge enables us to maintain a strong understanding of the needs of our customers. In addition, we have a strong commitment to safety and environmental stewardship, which assists us in obtaining new permits and new reserves.
Seasonality
Results are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest activity. In states with colder winter weather, our contracting services are primarily performed from May through October, compared to most of the year in states with largely consistent warmer weather. While weather can affect project timing, we strive to optimize resource allocation to mitigate weather impacts.
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
As of December 31, 2025, we employed 5,298 people, all of whom were employed in the United States. The total number of hourly personnel at any given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. At the peak of the 2025 construction season, we employed nearly 6,900 people. The table below provides additional details on the employee demographics as of December 31, 2025.

	Union	Non-Union	Total
Hourly	599	3,589	4,188
Salaried	—	1,110	1,110
Total	599	4,699	5,298
Our union employees are represented by 39 collective-bargaining agreements, two of which are currently in negotiations. The majority of the collective-bargaining agreements contain provisions that prohibit work stoppages or strikes and provide dispute resolution through binding arbitration in the event of an extended disagreement. We maintain good working relationships with labor unions and do not anticipate any significant issues with any unions in 2026.
Our compensation programs are designed around competitive market-based pay, coupled with an incentive structure aligned with our financial performance and the employees’ individual performance, which aids in attracting, retaining and motivating employees to achieve the best possible results. In addition, full-time employees are eligible for medical, dental and vision insurance; physical, mental and financial wellness programs; paid and unpaid leave; retirement plans; life insurance; disability and accident coverage; and more. We also offer a variety of voluntary benefits to allow employees to select the best options to meet their individual needs.
To be the employer of choice for the broadest pool of talent and skill, we are committed to equal employment opportunity and affirmative action and are dedicated to the achievement of equality and opportunity for all

Index
employees and applicants for employment. We strive to meet or exceed all EEO and affirmative action laws, directives and legislation. Our EEO/Affirmative Action Policy ensures employees are not discriminated against.
We are committed to the development and training of our employees and have taken significant steps to showcase construction as a career of choice. We own and operate a state-of-the-art training facility, the Knife River Training Center, which is used corporate-wide to enhance the skills of both our new and existing employees through both classroom education and hands on experience. The training facility also offers a variety of leadership development courses available for all employees.
We prioritize providing opportunities for advancement through job mobility, mentorships, succession planning and promotions. We operate under a philosophy to promote from within and offer advancement opportunities at all levels of employment, which helps retain talented employees. We engage in talent and succession planning processes and review succession plans with senior leaders at least annually, focusing on high-performing and high-potential talent, diverse talent, and succession for critical roles. We provide annual compliance training for all office staff and had nearly 100 percent participation in 2025. We are also currently rolling out Coaches Clinics and Coaching for Success training for front-line leaders and mid-level management and have expanded our internship program.
For additional information related to human capital and other information, refer to our 2025 Sustainability Report, which is expected to be published to our website in the first quarter of 2026, and is not incorporated by reference herein.
Health and Safety
Safety is a core value at our company and is foundational to establishing a culture of safety excellence in the workplace, not just for our employees, but for the safety and well-being of our contractors, customers, and the residents of the communities where we operate.
In 2025, we strengthened our safety program by launching the “I Choose Safety” initiative. The basis of “I Choose Safety” is the belief that working safely is a choice and through safety focused choices all injuries are preventable. These beliefs are the foundation for our team members’ commitment to our safety culture and that we always do the right thing…first, last and always.
Our safety program utilizes the three Ts: Tools, Training and Time, as a structure for us to provide our employees with the proper skills and expectations to safely and successfully perform their jobs. We reinforce this commitment through ongoing education and site visits.
We also adhere to the following key principles regarding safety:
•All injuries can be preventable;
•Team members are expected to live safety, on the job and at home, as a value and alignment with Knife River’s principle of developing a strong and cohesive Team;
•Management must demonstrate leadership in preventing injuries by building trust within their teams, empowering individual ownership of safety, providing a safe work environment, ensuring adequate resources are available, and ensuring accountability for unsafe conditions or actions;
•All employees have ownership over safety for themselves and their teammates and are responsible for preventing injuries to themselves and others;
•All operating exposures can be safeguarded or controlled;
•Training employees to work safely is essential; and
•Preventing personal injuries and property damage is good business.

Index
Our ultimate goal remains zero workplace injuries, supported by industry-specific best practices and continuous improvement strategies. Leadership at every level is fully engaged and accountable for driving these efforts, ensuring safety remains a core value.
Environmental Regulations
With the environment being one of our core values, our pledge to operate in an environmentally responsible manner is reviewed and encouraged through several measures, including oversight by professional environmental staff with reporting and accountability to regional operations leaders, regular review of environmental and sustainability disclosures by the executive Sustainability Committee, thorough audits of operating activities, and in-depth property and environmental permit compliance reviews during due diligence on potential acquisitions.
We are subject to complex federal, state and local environmental compliance and reclamation regulations imposed by the federal Mine Safety and Health Administration, the federal Occupational Safety and Health Administration, the federal EPA and others. These federal, state and local laws and regulations include, among others: the federal Clean Air Act and the federal Clean Water Act; the Resource Conservation and Recovery Act; the federal CERCLA; and, occasionally, the Endangered Species Act. These laws and regulations impose numerous obligations and limitations on our operations, including:
•Zoning and land use requirements to obtain a permit or other approval before conducting regulated activities;
•Restriction on the types, quantities and concentration of materials that can be released into the environment (including noise and discharges to air and water);
•Restrictions on the management of hazardous wastes and underground storage-tank systems, as well as obligations to clean up or remediate spills of hazardous materials into the environment;
•Limitation or prohibition of activities on certain lands within wilderness, wetlands or other protected areas;
•Obligations to restore or reclaim former mining areas;
•Requirements to comply with specific health and safety criteria addressing worker protection; and
•The imposition of liabilities for pollution that may result from our operations.
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
In addition, certain environmental laws, such as CERCLA, impose strict requirements for companies to pay to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been disposed, stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or materials we have disposed of, regardless of whether such contamination resulted from actions taken by us or from the conduct of others at the time those actions were taken. In addition, in connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties owned, leased or operated by us could result in increased operation costs or restrictions on our ability to use those properties as intended, including for mining purposes. One such site is the Portland, Oregon, Harbor Superfund Site where Knife River - Northwest was named as a PRP by the EPA related to a commercial property site acquired in 1999. For further information related to environmental reclamation obligations, see Item 8 - Note 18.

Index
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
We regularly monitor and review our operations, which includes reviewing procedures and policies for compliance with our operating permits and related laws and regulations. We have incurred, and may incur in the future, significant operating and capital expenditures to comply with environmental laws and regulations. During 2025 and 2024, we incurred $4.4 million and $3.1 million, respectively, in capital expenditures related to environmental compliance and expect to incur $8.6 million in 2026, $6.8 million in 2027 and $9.8 million in 2028. These amounts do not include expenditures related to what may be ultimately determined with regard to the issues described previously for the Portland, Oregon, Harbor Superfund Site. Additionally, we have recorded asset retirement liabilities on our balance sheet related to the reclamation obligations for our mining activities.
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
We are subject to competition throughout the markets we serve as they are highly fragmented and we compete with a number of regional, national and international companies. These companies may have greater financial and other resources than us, while other competitors are smaller and more specialized, and concentrate their resources in particular areas of expertise. Our results are also affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of competitors and the entry of new competitors in a market. Significant competition could lead to lower prices, higher wages, lower sales volumes and higher costs, negatively affecting our financial condition, results of operations and liquidity.
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
Furthermore, new acquisition opportunities are and may continue to be subject to competitive bidding environments, which may increase the prices we must pay to successfully grow our business through acquisitions.
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
We are exposed to risk of loss resulting from the nonpayment and/or nonperformance by our customers and counterparties.
Our customers include public and private entities that have been, and may continue to be, negatively impacted by the economy. A recessionary construction economy can increase the likelihood that we will not be able to collect on all accounts receivable or may experience a delay in payment from some customers. If our customers or counterparties experience financial difficulties, which has occurred and may reoccur, we could experience difficulty in collecting receivables. While not one customer accounted for over 10 percent of our revenue in 2025 or 2024, our top 15 customers accounted for about 21 percent of our 2025 revenue, of which nine were state-level DOTs. We face collection risk as a normal part of business where we perform services and subsequently bill clients for such services. In the event that we have concentrated credit risk from customers in a specific geographic area or industry,

Index
negative trends or a worsening in financial conditions in that specific geographic area or industry, we could become more susceptible to disproportionately high levels of default. Nonpayment and/or nonperformance by our customers and counterparties could have a negative impact on our results of operations and cash flows.
Our success depends, in part, on the ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
Our current geographic and asset footprint is the result of a deliberate acquisition growth strategy, which began in 1992 following our first aggregate company acquisition. Since then, we have acquired and integrated over 90 complementary businesses, which have contributed significantly to our growth. Management continues to evaluate and pursue strategic acquisition opportunities as part of our ongoing growth strategy. Management is unable to predict the timing or size of any future acquisitions. Potential risks associated with acquisitions could include, among other things: our ability to identify attractive acquisitions; our ability to offer potential acquisition targets competitive transaction terms; our ability to raise additional equity and/or incur additional indebtedness, which could increase our leverage; regulatory approval; and reputational or other damage due to the prior conduct of an acquired company.
In addition, the investigation of potential acquisitions and the negotiation, drafting and execution of relevant agreements, disclosure documents, regulatory filings and other instruments require substantial management time and attention and costs for third-party consultants. If a proposed acquisition is not completed for any reason, including events beyond our control which have occurred and may reoccur, the costs incurred up to that point for the transaction likely would not be recoverable.
Acquisitions typically require integration of the acquired company’s project management, finance, information technology, risk management, purchasing, human resources and fleet management functions. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as profitable as expected or at all. Acquisitions involve risks that the acquired business will not perform as expected and that the expectations concerning the value, strengths and weaknesses of the acquired business will prove incorrect. The inability to successfully integrate new businesses in a timely and orderly manner could increase costs and result in dis-synergies and negatively impact our results of operations and prevent realizing expected rates of return on the acquired business. Factors affecting the successful integration of an acquired business include but are not limited to, the following:
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

Index
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
Through the ordinary course of business, we require access to sensitive customer, supplier, employee, financial and other data. A breach of our systems could compromise sensitive data and could go unnoticed for some time. Such an event could result in negative publicity and reputational harm, remediation costs, legal claims and fines that could have an adverse effect on our financial results. Third-party service providers that perform critical business functions for us or have access to sensitive information within our company also may be vulnerable to security breaches and information technology risks that could adversely affect us.
Cyberattacks continue to increase in frequency and sophistication, which could cause our information systems to be a target of ongoing and sophisticated cyberattacks by a variety of sources with the apparent aim to breach our cyber-defenses. Also, we may face increased cyber risk due to the use of employee-owned devices and work from home arrangements. Such incidents could have a material adverse effect on our business, financial condition or results of operations. Management is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing increased costs, creating delays or outages, or creating difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect us.
SEC rules require us to provide disclosures around cybersecurity risk management, strategy and governance, as well as to disclose the occurrence of material cybersecurity incidents. We cannot predict or estimate the amount of costs we will incur in order to comply with these rules or the timing of such costs. These rules and regulations may also require us to report a cybersecurity incident before we have been able to fully assess the impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from its incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions, or subject us to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
While our insurance policies include liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage

Index
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
Artificial intelligence presents risks and challenges that can negatively impact our business by posing security risks to our confidential information, proprietary information and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. We are starting to introduce artificial intelligence tools to our technology users and may adopt and integrate generative artificial intelligence tools for specific use cases. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit Knife River or its vendors’ ability to maintain an adequate level of service and experience. If Knife River, its vendors, or its third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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
Pandemics may have a negative impact on our business operations, revenues, results of operations, liquidity and cash flows.
Pandemics have disrupted national, state and local economies. To the extent a pandemic adversely impacts our businesses, operations, revenues, liquidity or cash flows, it could also have a heightened effect on other risks described in this section. The degree to which a pandemic will impact us depends on future developments, including federal and state mandates, actions taken by governmental authorities, effectiveness of vaccines being administered, and the pace and extent to which the economy recovers and remains under relatively normal operating conditions.
Other factors associated with a pandemic that could impact our businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of employees and contractors; extended rise in unemployment; public and private-sector budget changes and constraints; counterparty credit; costs and

Index
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
A majority of our business is seasonal, with results of operations affected by weather conditions. Construction materials production and related contracting services typically follow the activity in the construction industry, with heavier contracting services workloads in the spring, summer and fall. Extreme or unusually adverse weather conditions, which have occurred and may reoccur, such as extreme temperatures, heavy or sustained rainfall or snowfall, wildfires and storms may affect the demand for products and the ability to perform services on construction work. Unseasonably wet and/or cold weather in the states where we operate can delay the start or cause an early end to the construction season or cause temporary delays on specific projects, which can impact both our construction materials sales and contracting services revenues. We could also be impacted by drought conditions, which may restrict the availability of water supplies and inhibit the ability to conduct operations. As a result, extreme or unusually adverse weather conditions have, and could negatively affect our future results of operations, financial position and cash flows.
Significant changes in prices for commodities, labor, or other production and delivery inputs could negatively affect our businesses.
Our operations are exposed to fluctuations in prices for labor, energy-related products, cement, liquid asphalt, fuel, raw materials and utilities, among other things. Prices are generally subject to change in response to fluctuations in supply and demand and other general economic and market conditions beyond our control. The global political environment is out of our control and a primary driver in price changes to commodities. We have experienced elevated commodity and supply chain costs including the costs of labor, raw materials, energy-related products and other inputs used in the production and distribution of our products and services. While we seek to mitigate some or all cost increases through increases in selling prices of our materials, maintaining positive relationships with numerous critical supplies, escalation clauses in contracting services contracts and fuel surcharges, we may not always be successful which could negatively impact our results of operations.
High energy prices, specifically for diesel fuel, natural gas and liquid asphalt, have impacted and could affect future margins realized, as well as demand for construction materials and related contracting services. Increased labor costs, due to labor shortages, competition from other industries, or other factors, could also negatively affect our results of operations. Due to their size and weight, aggregates are costly to transport efficiently. Our products and services are generally localized around our aggregate sites and served by truck or in certain markets by rail or barge. We could be negatively impacted by freight costs due to rising fuel costs; rate increases for third-party freight; truck, railcar or barge shortages, including shortages of truck drivers and rail crews; rail service interruptions; and minimum tonnage requirements, among other things. To the extent price increases or other mitigating factors are not sufficient to offset these increased costs adequately or timely, and/or if the price increases result in a significant decrease in sales volumes, our results of operations, financial position and cash flows could be negatively impacted.
Supply chain disruptions may adversely affect our operations.
At times or in certain markets, we rely on third-party vendors and manufacturers to supply or transport many of the materials necessary for our operations. Disruptions, shortages or delays in the transportation of materials; price increases from suppliers or manufacturers; or inability to source needed materials have occurred and may continue to occur, which could adversely affect our results of operations, financial condition, cash flows and harm customer relationships. Further, supply chain disruptions can occur from events out of our control such as fires, floods, severe weather, natural disasters, environmental incidents or other catastrophes. National and regional demand for cementitious and liquid asphalt may at times outpace the supply in the market. This imbalance creates a temporary

Index
shortage which may cause prices to increase faster than downstream products. Any material disruption at our facilities or those of our customers or suppliers or otherwise within our supply chain, whether as a result of downtime, work stoppages or facility damage, could prevent us from meeting customer demands or expected timelines, require us to incur unplanned capital expenditures, or cause other material disruptions to our operations, any of which could have a material adverse effect on our operations, financial position and cash flows.
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
Our business is based in large part on government-funded infrastructure projects and building activities, and any reductions or reallocation of spending or related subsidies in these areas could adversely impact us.
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
Government spending is often approved only on a short-term basis and some of the projects in which our products are used require longer-term funding commitments. If government funding is not approved or funding is delayed or lowered as a result of poor economic conditions, lower than expected revenues, competing spending priorities, or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory, and decrease sales, all of which has occurred, and may re-occur, and could adversely affect the financial condition of our business.
Additionally, certain regions or states may require or possess the means to finance only a limited number of large infrastructure projects, which could result in fewer projects in our markets being released. Also, periods of high demand may be followed by years of little to no activity. There can be no assurances that governments will sustain or increase current infrastructure spending or allocate funding to projects in our markets, and any reductions thereto or delays therein could affect our business, liquidity and financial condition, and results of operations.
Economic volatility affects our operations, as well as the demand for our products and services.
Unfavorable economic conditions can negatively affect the level of public and private expenditures on projects and the timing of these projects which, in turn, can negatively affect demand for our products and services. The level of demand for construction materials and contracting services have been, and could be, adversely impacted by the economic conditions in the industries and market areas we serve, as well as in the general economy. Local, state and federal budget limitations also affect the funding available for infrastructure spending, which could have an adverse impact on our earnings and results of operations.
Legal and Regulatory Compliance Risks
We may be negatively impacted by pending and/or future litigation, claims or investigations.
We are and/or may become party to, among other things, personal injury, environmental, commercial, contract, warranty, antitrust, tax, property entitlements and land use, product liability, health and safety, wage and hour, and employment claims. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict and could be adverse and material in amount. In addition to the monetary cost, litigation can

Index
divert management’s attention from its core business opportunities. Development of new information in these matters can often lead to changes in management’s estimated liabilities associated with these proceedings including the judge’s rulings or judgments, jury verdicts, settlements or changes in applicable law. The outcome of such matters is often difficult to predict, and unfavorable outcomes could have a material impact to our results of operations, financial position and cash flows.
Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect us.
We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and associated medical benefit claims. Historical claims experience, demographic and severity factors and other actuarial assumptions are subject to a high degree of variability and are used to estimate the liabilities associated with the risks retained by us. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, medical stop loss coverage and claim settlement patterns. A significant change in external factors could have a material impact to our financial position and liquidity.
Our operations are subject to environmental laws and regulations that may increase costs, impact or limit business plans, or expose us to environmental liabilities.
We are subject to environmental laws and regulations affecting many aspects of our operations, including air and water quality, processed water discharge, the generation, transportation and disposal of solid waste and hazardous substances, aggregate permitting and other environmental considerations. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations for construction materials facilities. Environmental laws and regulations can also require us to install pollution control equipment at our facilities, clean up spills and other contamination, and correct environmental hazards, including payment of all or part of the cost to remediate sites where we had past activities, or the activities of other parties, caused environmental contamination. These laws and regulations generally require us to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals. Although we strive to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret our legal or regulatory requirements differently and seek injunctive relief or other remedies against us. We cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.
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
Our operations could be adversely impacted by sever weather events, including as a result of climate change.
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
Climate change may impact a region’s economic health, which could impact our revenues. Our financial performance is tied to the health of the regional economies served where we provide construction materials and

Index
services. Increases in severe weather events or significant changes in temperature and precipitation patterns could adversely affect the economies of the states and communities affected by that industry.
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
Stakeholder actions and regulatory activity related to sustainability matters, particularly climate change and reducing GHG emissions, could adversely impact our operations, costs of or access to capital and impact or limit business plans.
We could face stakeholder scrutiny related to sustainability matters. There is focus from certain stakeholders and regulators related to sustainability across all industries in recent years, with investors (including institutional investors), proxy advisory firms, customers, employees and lenders, placing varying importance on the impacts and social cost associated with climate change as well as sustainability practices and policies of companies, including sustainability performance and risk mitigation efforts. There is also risk that we could be perceived as, or accused of, “greenwashing,” i.e., the process of conveying misleading information or making false claims that overstate potential environmental benefits, which could lead to reputational harm. Investors (including certain institutional investors), proxy advisory firms, customers, employees and lenders, may also require us to implement sustainability procedures or standards before they continue to do business with us. In addition, some investors use these criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies on these topics are inadequate or, on the other hand, have a negative response to such policies. Our various stakeholders or regulators may also have divergent opinions on these types of matters as well as conflicting expectations regarding our culture, values, goals and business, which makes it difficult to achieve a consistently positive perception amongst all of our various stakeholders. Moreover, we may determine that it is in the best interest of our company and our stockholders to prioritize other investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists, or other stakeholders.
Certain public concern over climate change has resulted in, and may continue to result in, new or increased state, regional, federal and global legal and regulatory requirements, including taxation, to reduce or mitigate carbon emissions and to limit or impose additional costs on hydrocarbon and water usage or other climate-related objectives. In the event that such new regulation is more stringent than current regulatory obligations, or the measures that we are currently undertaking to monitor and improve our resource efficiency, we may experience disruptions in, or increases in our costs of operation and delivery to comply with new regulatory requirements due to investments in facilities and equipment or the relocation of our facilities. We monitor, analyze and report GHG emissions from our operations. We will continue to monitor GHG regulations and their potential impact on operations. Due to the uncertain availability of technologies to control GHG emissions and the unknown obligations that potential GHG emission legislation or regulations may create, we cannot determine the potential financial impact on our operations.
If Knife River or our suppliers are required to comply with new climate or GHG emission laws and regulations, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In particular, proposed, new or inconsistent regulation and taxation of fuel and energy could increase the cost of complying with such laws and regulations as well as the cost of operation, including fuel required to operate our facilities or transport and distribute our products, thereby increasing the distribution and supply chain costs associated with our products. Any assessment of the potential impact of future climate change legislation, regulations or industry standards is uncertain given the wide scope of potential regulatory change in the jurisdictions in which we operate.

Index
The price of energy also has an impact on the economic health of communities. The cost of additional regulatory requirements related to climate change, such as regulation of carbon dioxide emissions under the federal Clean Air Act, requirements to replace fossil fuels with renewable energy or to obtain emissions credits, or other environmental regulation or taxes could impact the availability of goods and the prices charged by suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods, and could adversely impact economic conditions of areas served by us. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively affect our ability to access capital markets or result in less competitive terms and conditions.
In addition, the focus on climate change and regulatory requirements may result in us facing adverse reputational risks associated with certain of our operations producing GHG emissions. Although we have not experienced difficulties in these areas, if unable to satisfy the climate-related expectations of certain stakeholders, we may suffer reputational harm, which may cause our stock price to decrease or difficulty in accessing the capital or insurance markets. Such efforts, if successfully directed at us, could increase the costs of or access to capital or insurance and interfere with business operations and the ability to make capital expenditures.
Changes in tax law may negatively affect our business.
Changes to federal, state and local tax laws have the ability to benefit or adversely affect our earnings and customer costs. Significant changes to corporate tax rates could result in, among other things, the impairment of deferred tax assets that are established based on existing law at the time of deferral. A number of factors may increase our future effective income tax rate, including: governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction, the mix of earnings from depletable versus non-depletable businesses, the jurisdictions in which earnings and/or revenues are taxed, the resolution of issues arising from tax audits with various tax authorities, changes in the valuation of our deferred tax assets and liabilities, adjustments to estimated taxes upon finalization of various tax returns, changes in available tax credits, changes in stock-based compensation, other changes in tax laws and the interpretation of tax laws and/or administrative practices.
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
Additionally, approximately 11 percent of Knife River’s workforce is comprised of employees that are covered by collective bargaining agreements with various unions. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers also can affect us. Any delays or work stoppages could

Index
adversely affect the ability to perform under contracts, which could negatively impact our results of operations, cash flows and financial condition.
Increasing costs associated with health care plans may adversely affect our results of operations.
We are primarily self-insured for the health care benefits for eligible employees. Health care costs may continue to increase and could have an adverse impact on operating results, financial position and liquidity, particularly if we cannot continue to carry stop loss insurance. Legislation related to health care could also change our benefit program and costs.
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
Backlog consists of the uncompleted portion of services to be performed under job-specific contracts. Contracts are subject to delay, default or cancellation, and contracts in our backlog are subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the applicable contracts. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, among other things. Accordingly, there is no assurance that backlog will be realized. The timing of contract awards and duration of large new contracts can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or margin that is realized in any period. Also, the backlog as of the end of the year may not be indicative of the revenue and gross margin expected to be earned in the following year and should not be relied upon as a stand-alone indicator of our future financial results.
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
The debt capital market environment could impact our ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Further, an increase in our leverage could lead to deterioration in our credit ratings. A downgrade in our credit ratings, regardless of the cause, could also limit the ability to obtain additional financing and/or increase the cost of obtaining financing. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business. We are also exposed to interest rate volatility risk on our variable rate debt as changes in central bank federal policies, as well as macro-economic factors, impact interest rates. While we currently expect to have adequate credit available to meet our needs, there can be no assurance of that.

Index
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
Adverse changes in economic indicators, such as consumer spending, inflation data, interest rate changes, political developments and threats of terrorism, among other things, can create volatility in the financial markets. These adverse changes have impacted and could further impact the assumptions and negatively affect the value of assets held in our pension plans and may increase the amount and accelerate the timing of required funding contributions for those plans.
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
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our business, profitability and its ability to meet obligations.
We had $1,181.1 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025. Such indebtedness consists of $425 million 7.750% notes due 2031, $756 million in aggregate principal amount of term loans and a $500 million revolving credit facility, under which we have no aggregate principal amount of loans outstanding as of December 31, 2025.
This amount of debt could potentially have important consequences to us and our investors, including:
•Requiring a substantial portion of our cash flow from operations to make interest payments on this debt.

Index
•Making it more difficult to satisfy debt and other obligations.
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
•Limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase ordinary shares.
To the extent that we incur additional indebtedness, the foregoing risks could increase. In addition, our actual cash requirements in the future may be greater than expected and our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due. Further, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.
Despite our current level of indebtedness, we may be able to incur substantially more debt, which could increase the risks to our financial condition.
We may be able to incur substantial additional indebtedness in the future. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt instruments could be substantial. To the extent new debt is added to our current debt levels, the leverage risks described in the immediately preceding risk factor would increase.
A lowering or withdrawal of the ratings, outlook or watch assigned to Knife River or its debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
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
Shareholder Risks
The trading market for Knife River common stock has existed only a relatively short period, and the market price and trading volume of its common stock may fluctuate significantly.
The trading price of Knife River common stock has been and may continue to be volatile and the trading volume may fluctuate and cause significant price variations to occur. For many reasons, including the other risks identified in this section, the market price of Knife River’s common stock may be more volatile than its market peers. These factors may result in short-term or long-term negative pressure on the value of Knife River’s common stock. We cannot predict the prices at which Knife River’s common stock may trade.
The market price of shares of Knife River common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including: actual or anticipated fluctuations in our operating results, the operating and stock price performance of comparable companies, changes in the regulatory and legal environment in

Index
which we operate, market conditions in the construction materials and contracting services market, and the domestic and global economy as a whole.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, Knife River’s stock price and trading volume could decline.
The trading market for Knife River common stock depends in part on the research and reports that securities or industry analysts publish about Knife River or its business. If one or more of the analysts downgrades Knife River's stock or publishes misleading or unfavorable research about our business, Knife River's stock price could decline. If one or more of the analysts ceases coverage of Knife River common stock or fails to publish reports on us regularly, demand for Knife River common stock could decrease, which could cause Knife River common stock price or trading volume to decline.
Stockholder percentage of ownership in us may be diluted in the future.
Our stockholders’ percentage ownership in Knife River has been, and is expected to further be, diluted because of equity awards that have been and will be granted to its directors, officers and employees. Our stockholders' percentage ownership in Knife River may also be diluted as a result of equity issuances for acquisitions or capital market transactions.
In addition, our second amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Knife River common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Knife River common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.
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
The Company’s second amended and restated bylaws designates the Court of Chancery of the State of Delaware or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Knife River’s stockholders, which could discourage lawsuits against the Company and its directors and officers.
The Company’s second amended and restated bylaws provide that, unless the board of directors otherwise determines, the Court of Chancery of the State of Delaware or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Knife River, any action asserting a claim of breach of a fiduciary duty owed by any director or officer to Knife River or its stockholders, creditors or other constituents, any action asserting a claim against Knife River or any director or officer arising pursuant to any provision of the DGCL or the Company’s second amended and restated certificate of incorporation or second amended and restated bylaws, or any action asserting a claim against Knife River or any director or officer governed by the internal affairs doctrine.
In addition, the Company’s second amended and restated bylaws further provide that, unless the board of directors otherwise determines, the federal district courts of the United States of America shall be the sole and

Index
exclusive forum for any action asserting a claim arising under the Securities Act. The exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce Knife River’s federal forum provision described above. Knife River’s stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.
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
Although the Company’s second amended and restated bylaws include the exclusive forum provision described above, it is possible that a court could rule that this provision is inapplicable or unenforceable. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Knife River may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.
Provisions in the Company’s second amended and restated certificate of incorporation and second amended and restated bylaws and Delaware law may prevent or delay an acquisition of Knife River, which could decrease the trading price of Knife River common stock.
The Company’s second amended and restated certificate of incorporation and second amended and restated bylaws, and Delaware law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquirer and to encourage prospective acquirers to negotiate with the Company’s board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of the Company’s board of directors to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of Knife River’s outstanding common stock and Knife River.
The Company believes these provisions protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with its board of directors and by providing its board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Knife River immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Company’s board of directors determines is not in the best interests of Knife River and its stockholders. Accordingly, in the event that the Company’s board of directors determines that a potential business combination transaction is not in the best interests of Knife River and its stockholders but certain stockholders believe that such a transaction would be beneficial to Knife River and its stockholders, such stockholders may elect to sell their shares in Knife River and the trading price of Knife River common stock could decrease.
These and other provisions of the Company’s second amended and restated certificate of incorporation, second amended and restated bylaws and the DGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on its business, financial condition and results of operations. In addition, applicable state insurance laws and regulations could delay or impede a change of control of Knife River.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

Index
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Overall Risk Management and Strategy. Our cyber risk management program helps ensure that our electronic information and information systems are protected from various threats and are built on and follow the Cybersecurity Maturity Model Certification for information security requirements and the protection of sensitive information. The cyber risk management program is maintained as part of our overall governance, enterprise risk management program and compliance program. We continually assess risks from cybersecurity threats and adapt and enhance our controls accordingly.
We regularly evaluate and modernize systems and network infrastructure to address evolving threats. In addition, we also have cyber event related insurance.
Risks from Cybersecurity Threats. Our information systems are subject to ongoing and increasingly sophisticated cyberattacks intended to compromise our networks and data. Although risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication.
Employee Cybersecurity Training. We provide ongoing cybersecurity training and compliance programs to facilitate education for employees who may have access to our data and critical systems. Employee phishing tests are conducted on a monthly basis.
Engage Third-parties on Risk Management. Periodic external reviews, including penetration tests and security framework assessments, are conducted by auditors, external assessors, and/or consultants to assess and work to ensure compliance with our information security programs and practices. Internal and external auditors assess our information technology general controls on an annual basis.
Oversee Third-party Risk. We monitor risks associated with our vendors, which include processes such as completing due diligence on third-party service providers before engaging with them for their services; assessing the third-party’s cybersecurity posture by reviewing audit reports of the third-party, completing cyber questionnaires, and reviewing applicable certification; including cybersecurity contractual language in certain contracts to limit risk; and monitoring and reassessing third-parties to ensure ongoing compliance with their cybersecurity obligations.
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
The chief excellence officer provides updates to the audit committee on cybersecurity related issues, which include information security, technology risks and risk mitigation programs regularly at the quarterly board meetings. In addition to scheduled meetings, the chief excellence officer and audit committee maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.
Cybersecurity Incident Response. We have an incident response plan to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents that is tested on an annual basis. The incident response plan is updated based on results of the test or as new cyber-related developments occur. The incident response plan indicates that the chief excellence officer, chief executive officer, chief financial officer, chief accounting officer, chief legal officer, corporate controller and the board of directors are to be notified of any material cybersecurity

Index
incidents through a defined escalation process. The defined escalation process is a risk-based process that specifies who is to be contacted and when at each risk level.
Management’s Overview of Risk Management. Our chief excellence officer, along with IT leadership, the supervisor of cybersecurity, a designated security team of professionals, and third-party cybersecurity experts are responsible for monitoring, assessing and managing risks as well as developing and implementing policies, procedures, and practices based on the range of threats we face. There are processes around access management, data security, encryption, asset management, secure system development, security operations, network and device security to provide safeguards from a cybersecurity incident along with continual monitoring of various threat intelligence feeds.
Cyber Risk Management Personnel. Through training and compliance programs, the concept that all employees are responsible for the data and critical systems they access is reinforced. The information technology department has the responsibility to implement cybersecurity controls under the overall guidance of the cybersecurity team. This dedicated cybersecurity team includes internal cybersecurity experts that have a combined 30 plus years of general information technology experience and 20 plus years of cyber specific related experience. Our cybersecurity team collectively maintains industry‑recognized training and credentials across security, networking, and information systems. We also partner with a third-party cybersecurity firm that assists us in setting direction, implementing cybersecurity technology and supporting our security operations center. Our internal information technology department is led by four directors, one with over 25 years of experience in information technology leadership roles at Knife River, one with almost 20 years of experience in information technology roles at Knife River and at a company acquired by Knife River, one with over 15 years of experience in information technology roles at MDU Resources and Knife River combined, and one with over 20 years experience in information technology. The information technology department, including the cybersecurity team, reports to the chief excellence officer, who has almost 20 years of information technology leadership and operational leadership experience with Knife River and over 30 years of total information technology experience. The chief excellence officer reports to the chief executive officer.
Cyber Risk Oversight Committee. CyROC is comprised of members from financial and operations management, technology leaders, and cybersecurity professionals and is chaired by the IT director of core technologies. The CyROC receives updates on current cyber threats that could impact our electronic information, business systems, or operation technology systems. Input from CyROC on these threats assists in the development of cybersecurity strategies and policies.
ITEM 2. PROPERTIES
We currently maintain our principal executive office at 1150 W. Century Ave., Bismarck, North Dakota 58503. In addition to the principal office, we maintain and operate physical locations in 14 states throughout the United States. Our operations include the following properties:

	West	Mountain	Central	Energy Services	Consolidated Knife River
Active Aggregate Sites	71	35	102	—	208
Ready-Mix Plants	51	14	70	—	135
Asphalt Plants	18	15	22	—	55
Liquid Asphalt Terminals	—	—	—	9	9
Cement Terminals	8	—	—	—	8
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

Index
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
Reported proven and probable reserves include only quantities that are owned in fee or under lease and for which all appropriate zoning and permitting have been obtained or are expected to be obtained through permit, contract or legacy status.
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

Index
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

States of operation
Aggregate site (208 active sites)

 We have reviewed our properties and have determined we do not have any individual sites that are material. The following tables set forth details applicable to our aggregate production and aggregate sites as of December 31, 2025, by the various regions where the sites are located.

	Total Annual Aggregate Production
Production Area	Crushed Stone	Sand & Gravel
	(Tons in thousands)
West	6,471	6,268
Mountain	804	5,774
Central	3,319	5,032
Total	10,594	17,074

Index

	Aggregate Sites*
Production Area	Crushed Stone		Sand & Gravel
	Owned	Leased	Owned	Leased
West	14	23	27	11
Mountain	3	6	16	10
Central	9	5	66	23
Total	26	34	109	44
__________________
*    Includes 5 sites that are classified as exploration stage properties.

The following table sets forth details applicable to our aggregate reserves as of December 31, 2025.

		Crushed Stone			Sand & Gravel
Production Area	Aggregate Sites	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves	Total Mineral Reserves
	(Tons in thousands)
West	71	525,526	60,161	585,687	107,612	11,831	119,443	705,130
Mountain	35	79,018	—	79,018	133,821	13,318	147,139	226,157
Central	102	112,426	86,580	199,006	167,253	6,527	173,780	372,786
Total	208	716,970	146,741	863,711	408,686	31,676	440,362	1,304,073
__________________
1The average selling price per ton for crushed stone and sand and gravel was $21.55 and $14.39, respectively, in 2025. The average selling price includes freight and delivery and other revenues.
2The aggregates mined are of suitable grade and quality to be used as construction materials and no further grade or quality disclosure is applicable.
The following table sets forth details applicable to our aggregate resources as of December 31, 2025.

		Crushed Stone			Sand & Gravel
Production Area	Aggregate Sites	Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Inferred Mineral Resources
	(Tons in thousands)
West	4	141,129	140,003	281,132	49,469	25,596	75,065	273,319
Mountain	0	—	47,749	47,749	22,228	11,131	33,359	4,132
Central	1	53,365	—	53,365	—	—	—	—
Total	5	194,494	187,752	382,246	71,697	36,727	108,424	277,451
__________________
*West, Mountain and Central all have sites that include both reserves and resources, which are included in the number of aggregate sites for reserves and not included in the number of aggregate sites for resources.
Our mining properties are categorized as follows: (1) Production Stage – properties with reported proven or probable reserves where we are actively mining aggregates, (2) Development Stage – properties with reported proven or probable reserves where we are not actively mining aggregates, and (3) Exploration Stage – properties with no reported reserves.
Of our 208 active properties, 181 are in a production stage and 27 are in a development stage. As of December 31, 2025, 1.20 billion tons of estimated proven and probable reserves are located on production stage properties and 104 million tons on developmental stage properties. We classify aggregates located on exploration stage properties as resources. Our aggregate annual production in tons for our aggregate mining properties included in this section was 27.7 million, 27.8 million and 28.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Index
The average selling price per ton for crushed stone and sand and gravel was $21.55 and $14.39, respectively, in 2025. Actual pricing varies by location and market. The price for each commodity was calculated by dividing 2025 revenues by tons sold. The average pricing is based on salable product, or materials that are ready for sale. We believe the current sales price is reasonable and justifiable to estimate the aggregates’ current fair value, while the Consolidated Balance Sheets reflect the historical costs.
We conduct our mining operations across 135 owned properties, of which 132 are active sites, and another 78 leased properties, of which 76 are active sites. Our reserves are comprised of 741 million tons on properties that are owned and 563 million tons that are leased. The remaining reserve life in years was calculated by dividing remaining reserves by the three-year average production from 2023 through 2025. We estimate the useful life of our owned reserves are approximately 43 years based on the most recent three-year production average. Approximately 28 percent of the reserves under lease have lease expiration dates of more than 20 years and the weighted average years remaining on all leases containing estimated proven aggregate reserves is approximately 15 years. The average time necessary to produce remaining aggregate reserves from our leased sites is approximately 52 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life assumes, based on our experience, that leases will be renewed to allow sufficient time to fully recover these reserves. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.
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

Index
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is listed on the New York Stock Exchange under the ticker symbol "KNF.” As of February 17, 2026, our common stock was held by approximately 7,500 stockholders of record.
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
Performance Graph
The graph below compares the cumulative total return to stockholders of our common stock with the total returns of the S&P 500 Index and the S&P 400 Materials Index. The graph assumes an investment of $100 in each index, including reinvestment of dividends, beginning on June 1, 2023, the first trading day of our common stock post Separation. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
6/1/23
12/31/23
12/31/24
12/31/25
Knife River Corporation
S&P 500 Index
S&P 400 Materials Index

Index

	Cumulative Total Return
	June 1, 2023	December 31, 2023	December 31, 2024	December 31, 2025
Knife River Corporation	$100.00	$188.98	$290.23	$200.89
S&P 500 Index	$100.00	$114.03	$142.56	$168.05
S&P 400 Materials Index	$100.00	$120.11	$117.14	$122.23
Purchases of Equity Securities by the Issuer
None.

Index
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
We are one of the leading providers of crushed stone and sand and gravel in the United States and operate through four reportable segments, across 14 states: West, Mountain, Central and Energy Services. The geographic segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete construction, site development and grading. The Energy Services segment produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction.
As an aggregates-based construction materials and contracting services provider in the United States, our 1.3 billion tons of aggregate reserves provide the foundation for a vertically integrated business strategy, with approximately 35 percent of our aggregates in 2025 being used internally to support value-added downstream products (ready-mix concrete and asphalt) and contracting services (heavy-civil construction, laydown, asphalt paving, concrete construction, site development and grading services, bridges, and in some segments the manufacturing of prestressed concrete products). Our aggregate sites and associated asphalt and ready-mix plants are primarily in strategic locations near mid-sized, higher-growth markets, providing us with a transportation advantage for our materials that supports competitive pricing and increased margins. We provide our products and services to both public and private markets, with public markets tending to be more stable across economic cycles, which helps offset the cyclical nature of the private markets.

Index
We provide various products and services and operate a variety of facility types, including aggregate quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities in the following states:
•West: Alaska, California, Hawaii, Oregon and Washington
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
Basis of Presentation
On May 31, 2023, we became a stand-alone publicly traded company. Prior to the Separation, we operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a stand-alone company. The financial statements for all periods are presented on a consolidated basis in conformity with GAAP. All intercompany balances and transactions between the businesses comprising Knife River have been eliminated in the accompanying audited consolidated financial statements. For additional information related to the basis of presentation, see Item 8 - Note 1.
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
Backlog. Contracting services backlog was as follows as of December 31:

	2025	2024	2023
	(In millions)
West	$203.6	$230.2	$247.4
Mountain	395.7	339.9	256.7
Central	432.8	175.5	158.1
Total	$1,032.1	$745.6	$662.2
Backlog as of December 31, 2025, was 38 percent percent higher than the prior period with lower expected margins. Of the $1.0 billion of backlog at December 31, 2025, we expect to complete an estimated $768.8 million, or 75 percent, during 2026. Approximately 89 percent of our backlog as of December 31, 2025, relates to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation. Further, there continues to be infrastructure development across our segments, which is expected to provide bidding opportunities in our markets throughout 2026.
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
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. States have moved forward with allocating funds from federal programs, such as the IIJA, which is authorized to provide $1.2 trillion in funding from 2022 through 2026. As of November 2025, approximately 46 percent of IIJA formula funding had yet to be distributed in our 14-state operating market.
Additionally, DOT budgets in most of the states where we operate remain strong, with ten of our 14 states having record DOT budgets going into the 2026 fiscal year. The North Dakota DOT’s estimated bid lettings for their 2026 construction program is between $745 million and $810 million, which is a significant increase over their 2025 bid lettings of $345 million. We have already seen our contracting services backlog increase in North Dakota, year-over-year, and expect more work yet to bid. Oregon is the one Knife River state that has not finalized its budget for the current biennium, however, their budget has been legislatively approved and is expected to be approximately $6 billion, just short of the record funding from the previous biennium. The Oregon DOT expects its 2026 asphalt paving volumes will be comparable to 2025. We continue to monitor legislative activity in all of our states as they address their infrastructure needs.
In early 2025, the American Society of Civil Engineers published its 2025 Report Card for America's Infrastructure, assigning the United States roads a "D+" grade and estimating that between 2024 and 2033, the country will require more funding than what is currently authorized. It is estimated that a total of $2.2 trillion in funding will be needed for our roadway systems to reach a state of good repair during that time period.
Profitability. Our management team continually monitors our margins and has been proactive in applying strategies to increase margins to support our long-term profitability goals and to create shareholder value. In 2023, we began implementing EDGE initiatives and established teams to deliver training, assist with targeting higher-margin bidding opportunities across the regions and pursue growth opportunities, as well as identifying ways to

Index
increase efficiencies and reduce costs. The Materials Process Improvement Team (Materials PIT Crew) has rolled out new technologies and training programs to boost productivity and control costs across the product lines and provide more real-time visibility into daily operations.
Under the current tariff environment, we did not experience a material direct impact in 2025. We have clauses in most of our quotes that allows for us to pass-through increased costs associated with tariffs to our customers, and to date, we have been substantially successful with passing those costs on. We continue to closely monitor the effects and changes to these announcements.
Growth. Our management team continues to evaluate growth opportunities, both through organic growth and acquisitions they believe will generate shareholder value. Our business development team is focused on our growth with materials-led businesses in mid-size, higher-growth markets, and has several targets at various stages of completion in our acquisition pipeline. In 2025, we successfully completed the acquisition and integration of five companies expanding our footprint within existing markets, which was an investment of $611.7 million. As a result of these acquisitions, we added approximately 30 years of aggregate reserves, 29 ready-mix plants, 5 asphalt plants and a fleet of equipment and vehicles, as well as skilled construction, materials production and delivery professionals. We expect the additions made to our company in 2025 will provide meaningful volume and margin growth in future periods, as well as provide synergies across the segments. For more information on our acquisitions, see Item 8 - Note 3.
In addition, we continue to invest in multiple organic projects, including an aggregates expansion project in South Dakota that will increase our production capabilities in the Sioux Falls market. This project is scheduled to be operational in 2027. In the first quarter of 2025, we completed construction of a processing plant to manufacture polymer-modified asphalt (PMA) and increased our liquid asphalt storage capacity at our South Dakota terminal, which has allowed us to more cost effectively supply this market. In Twin Falls, Idaho, we are greenfielding new ready-mix operations, which allows us to build a local team in this market, and are expected to be fully operational in the first quarter of 2026.
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
Selling, general and administrative expenses include the costs for estimating, bidding and business development, as well as costs related to corporate and administrative functions. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. Other general and administrative expenses include outside services; information technology; depreciation and amortization; training, travel and entertainment; office supplies; healthcare; allowance for expected credit losses; gains or losses on the sale of assets; expenses for the transition services agreement with MDU Resources in 2023; and other miscellaneous expenses.
Other income (expense) includes net periodic benefit costs for our benefit plan expenses, other than service costs; interest income; realized and unrealized gains and losses on our nonqualified benefit plan investments; earnings or losses on joint venture arrangements; and other miscellaneous income or expenses, including income related to the transition services agreement with MDU Resources in 2023.

Index
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
Comparison for the Years Ended December 31, 2025, 2024 and 2023.

Years ended December 31,	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change
	(In millions)
Revenue	$3,146.0	$2,899.0	$2,830.3	9%	2%
Cost of revenue	2,568.7	2,329.2	2,291.4	10%	2%
Gross profit	577.3	569.8	538.9	1%	6%
Selling, general and administrative expenses	291.5	253.6	242.5	15%	5%
Operating income	285.8	316.2	296.4	(10)%	7%
Interest expense	81.9	55.2	58.1	48%	(5)%
Other income	9.3	10.0	7.0	7%	43%
Income before income taxes	213.2	271.0	245.3	(21)%	10%
Income taxes	56.1	69.3	62.4	(19)%	11%
Net income	$157.1	$201.7	$182.9	(22)%	10%
EBITDA*	$484.3	$454.3	$422.0	7%	8%
Adjusted EBITDA*	$496.5	$463.0	$432.4	7%	7%
__________________
*EBITDA and Adjusted EBITDA are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled “Non-GAAP Financial Measures.”

The following tables summarize our operating results for the years ended December 31, 2025, 2024 and 2023.

	Revenues			EBITDA[1]			EBITDA margin[1]
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(In millions)
West	$1,210.1	$1,185.3	$1,128.3	$234.1	$209.7	$177.3	19.3%	17.7%	15.7%
Mountain	644.0	663.1	634.0	99.6	113.5	103.2	15.5%	17.1%	16.3%
Central	1,004.8	818.1	825.0	159.6	131.6	116.6	15.9%	16.1%	14.1%
Energy Services	338.0	275.7	292.3	54.9	60.2	78.1	16.2%	21.8%	26.7%
Segment totals	3,196.9	2,942.2	2,879.6	548.2	515.0	475.2	17.1%	17.5%	16.5%
Corporate Services and Eliminations	(50.9)	(43.2)	(49.3)	(63.9)	(60.7)	(53.2)	N.M.	N.M.	N.M.
Total	$3,146.0	$2,899.0	$2,830.3	$484.3	$454.3	$422.0	15.4%	15.7%	14.9%
__________________
1EBITDA and EBITDA margin are non-GAAP financial measures. For more information and reconciliations to the nearest GAAP measures, see the section entitled “Non-GAAP Financial Measures.”
2N.M: not meaningful

Index

	Revenues			Gross profit			Gross margin
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(In millions)
Aggregates	$617.1	$556.1	$547.9	$114.1	$114.3	$109.7	18.5%	20.6%	20.0%
Ready-mix concrete	779.4	655.5	653.9	133.6	106.0	101.2	17.1%	16.2%	15.5%
Asphalt	421.0	441.5	452.4	65.4	68.2	61.5	15.5%	15.4%	13.6%
Liquid asphalt	296.0	238.9	253.2	49.5	51.5	69.7	16.7%	21.6%	27.5%
Other*	279.8	265.8	249.0	60.4	53.3	47.9	21.6%	20.1%	19.2%
Contracting services	1,383.9	1,358.2	1,307.3	154.3	176.5	148.9	11.2%	13.0%	11.4%
Internal sales	(631.2)	(617.0)	(633.4)	—	—	—	—%	—%	—%
Total	$3,146.0	$2,899.0	$2,830.3	$577.3	$569.8	$538.9	18.4%	19.7%	19.0%
__________________
*Other includes cement, merchandise, fabric, spreading and other products and services that individually are not considered to be a major line of business.

	2025	2024	2023
Sales (thousands):
Aggregates (tons)	32,494	31,832	33,637
Ready-mix concrete (cubic yards)	3,913	3,484	3,837
Asphalt (tons)	6,334	6,454	6,760
Average selling price:
Aggregates (per ton)*	$18.99	$17.47	$16.29
Ready-mix concrete (per cubic yard)	$199.17	$188.11	$170.42
Asphalt (per ton)	$66.47	$68.40	$66.92
__________________
*The average selling price includes freight and delivery and other revenues.
2025 Compared to 2024
Revenue
Revenue increased $247.0 million, largely driven by contributions of acquired companies, as well as price increases of mid-single digits on aggregates, ready-mix concrete and cement across our legacy operations. Partially offsetting these increases were decreased asphalt sales volumes and pricing, primarily due to decreased asphalt paving work.
Gross Profit and Gross Margin
Gross profit improved $7.5 million while gross margin decreased 130 basis points. The improved gross profit was a result of contributions of acquired companies and higher gross profit on ready-mix concrete and cement across our legacy operations as pricing increases outpaced costs. Contracting services margins decreased 180 basis points as we saw lower margins on work due to the type of work and liquid asphalt continued to see a reduction in gross margin as a result of reduced market pricing. Further driving down gross margin was the impact of selling acquired inventory after markup to fair value as part of acquisition accounting of $3.4 million to the aggregates product line and $295,000 to the liquid asphalt product line.
Selling, General and Administrative Expenses
As a percentage of revenues, selling, general and administrative expenses was 9.3% in 2025, compared to 8.7% in 2024. This increase was largely driven by increased costs from recently acquired companies, including $12.9 million of purchase accounting-related intangible asset amortization, and $4.4 million higher acquisition-

Index
related transaction costs. These increases were offset in part by higher asset sale gains of $12.5 million on the sale of non-strategic assets and equipment throughout the company.
Interest Expense
Interest expense increased $26.7 million due primarily to higher average debt balances with the issuance of a new $500 million Term Loan B in March of 2025 and borrowings under our revolving credit facility during the year, offset by slightly lower average interest rates.
Other Income
Other income decreased $700,000, primarily due to a $4.3 million decrease in interest income on lower cash balances, offset by a one-time gain of $3.5 million on the bargain purchase of an aggregate quarry operation in the West segment.
Income Tax Expense
Income tax expense decreased $13.2 million corresponding with lower income before income taxes. Our effective tax rate for 2025 was 26.3 percent, compared to 25.6 percent in 2024. The increase in our effective tax rate for the current year was largely due to increased non-deductible compensation expenses and a mix of state income taxes. For a reconciliation of the federal tax rate to our effective tax rate, see Item 8 - Note 16.
2024 Compared to 2023
Revenue
Revenue improved $68.7 million as pricing increased during the year as a result of our pricing initiatives across all product lines, except liquid asphalt. In 2024, we saw price increases of low-double-digits for ready-mix concrete, high-single-digits for aggregates and low-single digits for asphalt. Our contracting services revenue also increased, as we benefited from additional public-agency work and timing of projects. Partially offsetting these increases were decreased ready-mix, aggregate and asphalt sales volumes, primarily due to EDGE-related initiatives of quality over quantity of work, timing of projects and lower demand for private projects. Liquid asphalt revenue decreased due to lower pricing as a result of reduced supply input costs across our market areas.
Gross Profit and Gross Margin
Gross profit improved by $30.9 million while gross margin improved 70 basis points. Contracting services margins increased 160 basis points as we saw an increase in revenues along with improved bid margins and favorable project execution during the year. Also contributing to the improvement was higher margins on asphalt, aggregates and ready-mix concrete as higher sales prices outpaced costs while volumes declined as we continue to choose quality of work over quantity of work. Liquid asphalt continued to see a reduction in gross profit, as a result of lower revenues due to the pricing decrease.
Selling, General and Administrative Expenses
As a percentage of revenues, selling, general and administrative expenses was 8.7% in 2024, compared to 8.6% in 2023.
Interest Expense
Interest expense decreased $2.9 million due primarily to lower average debt balances, offset by higher average interest rates.
Other Income
Other income increased $3.0 million, primarily due to increased interest income on higher cash balances.

Index
Income Tax Expense
Income tax expense increased $6.9 million corresponding with higher income before income taxes. Our effective tax rate for 2024 was 25.6 percent, compared to 25.5 percent in 2023. For a reconciliation of the federal tax rate to our effective tax rate, see Item 8 - Note 16.

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

Results of Operations – West
Years ended December 31,	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change
	(In millions)
Revenue	$1,210.1	$1,185.3	$1,128.3	2%	5%
EBITDA	$234.1	$209.7	$177.3	12%	18%
EBITDA margin	19.3%	17.7%	15.7%

	2025	2024	2023
		(In millions)
Revenues:
Aggregates	$296.3	$297.1	$294.7
Ready-mix concrete	346.7	313.6	305.7
Asphalt	131.8	135.3	135.5
Other*	177.2	167.4	158.5
Contracting services	470.4	466.7	426.7
Internal sales	(212.3)	(194.8)	(192.8)
	$1,210.1	$1,185.3	$1,128.3
__________________
*Other includes merchandise, transportation services and other products that individually are not considered to be a major line of business for the segment.
2025 Compared to 2024
Our revenue increased $24.8 million in 2025, as a result of more available public-agency and private contracting services work as well as increased ready-mix concrete volumes and pricing in our California market compared to prior year. Hawaii experienced increased ready-mix concrete and cement pricing and volumes of $36.4 million driven by increased market demand, while Alaska saw its aggregate and ready-mix concrete volumes increase by $8.3 million due to stronger demand in the private sector. Partially offsetting these increases was decreased volumes throughout most Oregon product lines due to less secured public-agency and private work.
We saw an increase in both EBITDA of $24.4 million and EBITDA margin of 160 basis points. These improvements were primarily driven by higher cement and ready-mix concrete gross profit of $17.5 million due to market demand in Hawaii and Alaska, as well as more available work and favorable project execution in California with a $14.4 million increase in contracting services gross profit. In addition, the segment benefitted from a one-time

Index
gain of $3.5 million on the bargain purchase of an aggregate quarry operation in the first quarter of 2025 and higher asset sale gains of $3.5 million. Offsetting, was a decrease in Oregon contracting services margin due to less available agency work and less market demand, which also impacted aggregates and ready-mix concrete margins. Higher selling, general and administrative costs, mostly attributed to increased labor-related costs, also reduced EBITDA.
2024 Compared to 2023
Our revenue increased $57.0 million in 2024, largely the result of EDGE-related pricing initiatives on all product lines, which together contributed $76.5 million as well as higher demand for contracting services work primarily driven by large public agency-related construction projects. Partially offsetting the increases were lower aggregate and ready-mix sales volumes due to EDGE-related pricing initiatives and lower demand in the residential and commercial markets.
We saw an increase in EBITDA of $32.4 million and EBITDA margin of 200 basis points in 2024. These improvements resulted from higher contracting services gross profit of $18.3 million due to favorable job execution, efficiencies gained at our Spokane prestress facility and more available public agency work. We also benefited from improved ready-mix concrete margins as a result of increased pricing and favorable project execution in southern Oregon and increased asphalt margins due to lower asphalt oil and variable production costs. In addition, our selling, general and administrative expenses decreased $5.3 million due to the absence of a non-cash asset impairment in 2023 of $5.8 million on certain aggregate sites, as discussed in Item 8 - Note 2; higher gains on the sale of equipment; lower bad debt expenses, offset in part by higher payroll-related costs due to additional staffing.

Results of Operations – Mountain
Years ended December 31,	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change
	(In millions)
Revenue	$644.0	$663.1	$634.0	(3)%	5%
EBITDA	$99.6	$113.5	$103.2	(12)%	10%
EBITDA margin	15.5%	17.1%	16.3%

	2025	2024	2023
		(In millions)
Revenues:
Aggregates	$95.2	$101.8	$100.5
Ready-mix concrete	124.6	117.1	120.5
Asphalt	99.0	120.9	112.9
Contracting services	435.7	459.0	433.0
Internal sales	(110.5)	(135.7)	(132.9)
	$644.0	$663.1	$634.0
2025 Compared to 2024
Our revenue decreased $19.1 million in 2025, primarily due to decreased contracting services work in Montana and Wyoming, which also contributed to lower aggregate and asphalt volumes of $12.7 million and $9.2 million, respectively. The decrease was driven by less available asphalt paving work as a result of competitive bid dynamics and the type and location of available DOT projects throughout the region. Partially offsetting this decrease was an increase in aggregate and ready-mix pricing of $13.2 million and higher contracting services revenue of $6.7 million in our Idaho market due to larger DOT projects.
We saw a decrease in EBITDA of $13.9 million and EBITDA margin of 160 basis points in 2025. Our contracting services division experienced lower margins throughout the segment due to less secured work, while

Index
favorable project execution partially offset this decrease. Lower gross profit on aggregates and asphalt were largely the result of lower volumes due to fewer construction projects and higher repairs and maintenance costs. Partially offsetting the decline was $3.6 million of higher asset sales gains in the year and higher ready-mix concrete gross profit, largely due to increased pricing.
2024 Compared to 2023
Our revenue improved $29.1 million in 2024, primarily from an increase in Idaho public agency construction work and airport work, which drove increases in both contracting services revenue and asphalt volumes. We also benefited from the continued implementation of our EDGE-related pricing initiative throughout all product lines, which contributed $24.6 million in additional revenue. Offsetting these increases were lower ready-mix concrete volumes of $14.4 million due to a decrease in demand for residential and commercial work, as well as lower aggregates sales volumes of $11.0 million, largely due to the timing of wind energy projects and lower internal sales from the lack of large aggregate projects in 2024.
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

Results of Operations – Central
Years ended December 31,	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change
	(In millions)
Revenue	$1,004.8	$818.1	$825.0	23%	(1)%
EBITDA	$159.6	$131.6	$116.6	21%	13%
EBITDA margin	15.9%	16.1%	14.1%

	2025	2024	2023
		(In millions)
Revenues:
Aggregates	$225.6	$157.2	$152.7
Ready-mix concrete	308.1	224.8	227.7
Asphalt	190.2	185.3	204.0
Other*	35.2	31.7	28.8
Contracting services	477.8	432.5	447.6
Internal sales	(232.1)	(213.4)	(235.8)
	$1,004.8	$818.1	$825.0
__________________
*Other includes merchandise and other products that individually are not considered to be a major line of business for the segment.
2025 Compared to 2024
Revenue increased $186.7 million in 2025, largely driven by contributions from acquired companies, as well as the impact of our legacy operations price increases in the aggregate product line of $12.5 million and ready-mix product line of $6.5 million. Partially offsetting the increase was 6 percent less contracting services work in our northern states due to unfavorable weather in the second and third quarters and the timing of North Dakota DOT bid lettings, which also caused decreased aggregate volumes.

Index
We saw an increase in EBITDA of $28.0 million while EBITDA margin decreased 20 basis points in 2025. The EBITDA improvement is largely a result of acquired companies as well as increased asset sales gains of $5.5 million. Offsetting this increase was less contracting services work largely due to unfavorable weather in most parts of the segment and the timing of North Dakota DOT bid lettings. In addition, the impact of selling acquired inventory after markup to fair value as part of acquisition accounting of $3.4 million negatively impacted the aggregate product line.
2024 Compared to 2023
Our revenue decreased $6.9 million in 2024, as a result of lower asphalt and ready-mix concrete volumes and $15.1 million less contracting services revenues, largely due to our EDGE-related initiative of quality of work over quantity of work. We also saw less contracting services work and asphalt sales volumes in our northern states in 2024 related to the timing of projects with more work completed in late 2023 due to favorable weather later in the construction season. Partially offsetting the decrease in volumes was the benefit of higher prices on ready-mix concrete and asphalt of $24.4 million with the continued implementation of EDGE-related pricing initiatives. Overall, our aggregate sales volumes across the segment increased $4.7 million.
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

Results of Operations – Energy Services
Years ended December 31,	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change
	(In millions)
Revenue	$338.0	$275.7	$292.3	23%	(6)%
EBITDA	$54.9	$60.2	$78.1	(9)%	(23)%
EBITDA margin	16.2%	21.8%	26.7%

	2025	2024	2023
		(In millions)
Revenues:
Liquid asphalt	$296.0	$238.9	$253.2
Other*	53.5	50.6	49.3
Internal sales	(11.5)	(13.8)	(10.2)
	$338.0	$275.7	$292.3
__________________
*Other includes transportation services, fabric, spreading and other products that individually are not considered to be a major line of business for the segment.
2025 Compared to 2024
Our revenue increased $62.3 million in 2025, largely due to contributions from the acquisition of Albina Asphalt in November 2024. In addition, the new polymer modified asphalt processing plant in South Dakota contributed an additional $15.4 million in revenue. These increases were partially offset by lower volumes in our

Index
legacy operations due to less carry over work from 2024 as well as lower pricing driven by current liquid asphalt market pricing.
Our EBITDA decreased $5.3 million and EBITDA margin decreased 560 basis points in 2025. The decrease in EBITDA was driven by reduced market pricing mentioned above as well as planned and required maintenance costs of $1.9 million to our railcar fleet, continued tank and equipment repair costs at our terminals and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for Albina of $295,000. Partially offsetting the decrease was earnings from the addition of Albina Asphalt.
2024 Compared to 2023
Our revenue decreased $16.6 million in 2024, largely due to lower pricing as a result of reduced supply input costs across our market areas. Liquid asphalt sales volumes were up 4 percent, primarily from strong demand in California and Texas, which were partially offset by decreased volumes in the Midwest due to less carry over jobs year-over-year. The acquisition of Albina during the fourth quarter of 2024 also contributed additional liquid asphalt sales volumes.
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
2025 Compared to 2024
Corporate Services had negative EBITDA of $63.9 million, or $3.2 million less EBITDA in 2025, compared to the prior year. Corporate Services had increased selling, general and administrative expenses of $2.8 million, which was primarily due to higher due diligence and integration costs related to corporate development and completed acquisitions of $4.4 million and increased stock-based compensation expense for the management team and board of directors due to additional participants. In addition, salaries and burden were higher for the year due to additional staff, however, these were mostly offset by lower incentive accruals. We also had a benefit of $3.8 million primarily due to the lack of one-time costs incurred in the prior year consisting of insurance costs related to the Separation and the transition services agreement with MDU Resources.
2024 Compared to 2023
Corporate Services contributed negative EBITDA of $60.7 million, or $7.5 million less EBITDA in 2024, compared to the prior year. Corporate Services had increased selling, general and administrative expenses of $7.0 million. The increase in costs for non-Separation related expenses totaled $7.4 million, which was primarily due to higher due diligence and integration costs related to corporate development and completed acquisitions of $7.5 million and higher information technology costs of $3.4 million. These costs were partially offset by lower payroll-related costs of $2.4 million, largely due to lower bonus accruals, and a reduction in insurance loss reserves at our captive insurer of $2.6 million. As a result of the Separation, we experienced higher recurring costs as a publicly traded company of $6.3 million, including payroll-related costs of $9.5 million, largely due to additional staff and stock-based compensation expenses for the management team and board of directors; information technology costs of $2.8 million; professional services of $1.8 million; and fees of $750,000 primarily related to fees on new debt issued in conjunction with the Separation, partially offset by a reduction in general corporate expenses from MDU Resources of $8.9 million. We also incurred less one-time costs of $6.5 million primarily consisting of insurance costs related to the Separation and the transition services agreement with MDU Resources.

Index
Liquidity and Capital Resources
At December 31, 2025, we had unrestricted cash and cash equivalents of $73.8 million and working capital of $582.9 million. Working capital is calculated as current assets less current liabilities. We have a centralized cash management model and intend to use cash on hand and third-party credit facilities to fund day-to-day operations. We believe we have sufficient liquid assets, cash flows from operations and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Working capital requirements generally increase in the first half of the year as we build up inventory and focus on preparing equipment and facilities for our construction season. Working capital levels then typically decrease as the construction season winds down and we collect on receivables.
The ability to fund our cash needs will depend on the ongoing ability to generate cash from operations and obtain debt financing. We rely on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations, particularly in the first half of the year due to the seasonal nature of our business. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of debt and strategic business development transactions.
Debt Financing Activities
The following table summarizes our outstanding debt facilities at December 31, 2025:

Facility	Facility Limit	Amount Outstanding	Letters of Credit	Expiration Date
	(In millions)
Revolving credit agreement[1]	$500.0	$—	$23.4	3/7/2030
Term loan A	275.0	259.7	—	3/7/2030
Term loan B	500.0	496.3	—	3/8/2032
Senior notes	425.0	425.0	—	5/1/2031
__________________
1    Outstanding letters of credit reduce the amount available under the revolving credit agreement.

On March 7, 2025, we entered into an amendment to our senior secured credit agreement to increase our revolving credit facility from $350 million to $500 million and extend the maturity to March 7, 2030, refinance our existing $275 million Term Loan A with a maturity of March 7, 2030, and provide for a new Term Loan B in an aggregate principal amount of $500.0 million with a maturity date of March 8, 2032. Each facility has a SOFR-based interest rate. The Term Loan A has a mandatory annual amortization of 2.50 percent for years one and two, 5.00 percent for years three and four and 7.50 percent in the fifth year. The Term Loan B has a mandatory annual amortization of $5.0 million. We used the proceeds from the issuance of the new Term Loan B to fund a portion of Strata's purchase price. Separately, we increased the total commitments under our existing revolving credit facility for future expenditures. For more information on the debt agreements and covenant restrictions, see Item 8 - Note 9.
In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we are in compliance at December 31, 2025. In the event that we do not comply with the applicable covenants and other conditions, we would be in default on our agreements and alternative sources of funding may need to be pursued and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. For additional information on our debt, see Item 8 - Note 9.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had aggregate outstanding letters of credit issued under our revolving credit facility in the amount of $23.4 million. Other than these letters of credit further discussed in Item 8 - Note 18, we do

Index
not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material impact on current or future financial conditions, results of operations or cash flows.
Capital Expenditures
We are committed to disciplined capital allocation, including reinvesting in our company to maintain fixed assets, improve operations and grow our business.
In 2025, we spent $169.5 million on the replacement of construction equipment and plant improvements. Additionally, we spent $788.6 million on growth initiatives in 2025, which comprised of $610.0 million on acquisitions and $178.6 million on aggregate expansions and greenfield projects. In connection with the Strata acquisition, we also received proceeds of $14.5 million on the sale of four ready-mix plant operations in 2025. Capital expenditures for 2025 were funded by internally generated funds and debt borrowings.
For 2026, we expect capital expenditures for maintenance and improvement to be between $170 million and $235 million and approximately $130 million for organic growth projects and aggregate reserve additions. Our capital expenditure expectations should be considered preliminary and subject to further evaluation and authorization as the year progresses.
Capital expenditures for future acquisitions and future growth opportunities would be incremental to our outlined capital program; these opportunities are dependent upon economic and other competitive conditions. It is anticipated that capital expenditures for 2026 will be funded by various sources, including, but not limited to, internally generated cash and debt.
Cash Flows

Years ended December 31,	2025	2024	2023
	(In millions)
Net cash provided by (used in)
Operating activities	$278.5	$322.3	$335.7
Investing activities	(913.7)	(294.8)	(117.9)
Financing activities	477.5	(8.7)	34.4
Increase (decrease) in cash, cash equivalents and restricted cash	(157.7)	18.8	252.2
Cash, cash equivalents and restricted cash – beginning of year	281.1	262.3	10.1
Cash, cash equivalents and restricted cash – end of year	$123.4	$281.1	$262.3

Index
Operating activities

Years ended December 31,	2025	2024	2023
	(In millions)
Net income	$157.1	$201.7	$182.9
Adjustments to reconcile net income to net cash provided by operating activities	209.5	137.4	128.8
Changes in current assets and current liabilities, net of acquisitions:
Receivables	(44.0)	14.1	(54.8)
Due from related-party	—	—	16.1
Inventories	(13.4)	(44.3)	3.7
Other current assets	(9.1)	10.9	(19.6)
Accounts payable	(15.0)	7.3	33.1
Due to related-party	—	—	(7.3)
Other current liabilities	(9.3)	(4.0)	49.0
Pension and postretirement benefit plan contributions	(.6)	(2.7)	(1.8)
Other noncurrent changes	3.3	1.9	5.6
Net cash provided by operating activities	$278.5	$322.3	$335.7
Cash provided by operating activities for the year ended December 31, 2025, decreased $43.8 million, largely related to higher working capital needs. Cash used by working capital components increased $74.8 million in 2025. This increased usage of cash was primarily the result of higher working capital needs due to the acquisitions in 2025, as discussed in Business Segment Financial and Operating Data; timing of taxes paid; increased software maintenance and licenses; and fluctuations in the timing of payment on accounts payable.
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
Investing activities

Years ended December 31,	2025	2024	2023
	(In millions)
Capital expenditures	$(348.1)	$(172.4)	$(124.3)
Acquisitions, net of cash acquired	(610.0)	(131.0)	—
Net proceeds from sale or disposition of property and other	47.5	12.0	8.3
Investments	(3.1)	(3.4)	(1.9)
Net cash used in investing activities	$(913.7)	$(294.8)	$(117.9)
The increase in cash used in investing activities from 2025 to 2024 was primarily due to additional investments to grow our company. We spent $479.0 million more on acquisitions in 2025, which includes the acquisition of Strata. We also spent $175.6 million more on capital expenditures, including the replenishment of depleting aggregate reserves and greenfield projects. The increase in cash usage was offset in part by proceeds from the sale of ready-mix operations as part of the Strata acquisition in the Central segment as discussed in Item 8 - Note 3 and the sale of non-strategic assets in both the West and Central segments.

Index
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
Financing activities

Years ended December 31,	2025	2024	2023
	(In millions)
Issuance of long-term related-party notes, net	$—	$—	$205.3
Issuance of long-term debt	500.0	—	700.0
Repayment of long-term debt	(8.8)	(7.0)	(3.6)
Debt issuance costs	(11.1)	—	(16.7)
Tax withholding on stock-based compensation	(2.6)	(1.7)	—
Net transfers to Centennial	—	—	(850.6)
Net cash provided by (used in) financing activities	$477.5	$(8.7)	$34.4
The increase in cash flows provided by financing activities from 2025 to 2024 was largely related to the funding of a new Term Loan B in March of 2025. Offsetting the cash provided by long-term debt were higher debt issuance costs associated with the amendment of our senior secured credit agreement to increase our revolving credit facility capacity, extend the maturity date of the revolving credit facility and Term Loan A, and the issuance of a new Term Loan B. For further information, see Item 8 - Note 9.
The increase in cash flows used in financing activities from 2024 to 2023 was largely related to changes in our debt structure in 2023 as a result of the Separation, which included the issuance of senior notes, term loans, and a revolving credit facility and a transfer of the majority of the proceeds to Centennial.
Material Cash Requirements
For more information on our contractual obligations on long-term debt, operating leases and purchase commitments, see Item 8 - Notes 9, 10 and 18. At December 31, 2025, our material cash requirements under these obligations were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities[1]	$11.7	$34.9	$238.3	$896.2	$1,181.1
Estimated interest payments[2]	75.8	148.7	134.7	48.4	407.6
Operating leases	17.5	24.3	9.7	9.4	60.9
Purchase commitments	42.9	66.0	34.8	10.5	154.2
	$147.9	$273.9	$417.5	$964.5	$1,803.8
__________________
1Unamortized debt issuance costs are excluded from the table.
2Represents the estimated interest payments using our long-term debt outstanding at December 31, 2025, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.
Material short-term cash requirements include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2025, the current portion of asset retirement obligations was $14.2 million and was included in other accrued liabilities on the Consolidated Balance Sheets.
Our material long-term cash requirements include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2025, we had total liabilities of $78.8 million related to asset

Index
retirement obligations that are excluded from the table above. Due to the nature of these obligations, we cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 11.
Defined Benefit Pension Plans
Our company has noncontributory qualified defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed income securities. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate and expected return on plan assets. For 2025, we assumed a discount rate of 5.2 percent and long-term rate of return on our qualified defined pension plan assets of 6.0 percent. Decreased discount rates for 2025 compared to 2024 resulted in actuarial losses, offset in part by higher than expected asset sale gains. Differences between actuarial assumptions and actual plan results are deferred and amortized into expense when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. Therefore, this change in asset values will be reflected in future expenses of the plans beginning in 2026. The funded status of the plans did not change significantly with the increase in assets because the liabilities increased as well due to the decrease in the discount rate.
At December 31, 2025, the pension plans’ assets exceeded the plans’ accumulated benefit obligations by approximately $53,000. Pretax pension expense (income) reflected in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, was $349,000, $289,000 and $343,000, respectively. Our pension expense is currently projected to be approximately $637,000 in 2026. We do not expect to make any pension plan contributions in 2026, as the plan is fully funded and is based on using a full yield curve. There were no minimum required contributions for the years ended December 31, 2025 and 2023. During 2024, we contributed $2.1 million to our pension plans which was driven by additional discretionary contributions to increase the funded status of the plans. For more information on our pension plans, see Item 8 - Note 17.
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

Index
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
We recognize contracting services revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues, and contract costs. Since contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on our results of operations, financial position and cash flows. For the years ended December 31, 2025, 2024 and 2023, our total contracting services revenue was $1.4 billion, $1.4 billion and $1.3 billion, respectively.
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

Index
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
In determining fair values of acquired assets and liabilities assumed, we use various observable inputs for similar assets or liabilities in active markets and various unobservable inputs, which includes the use of valuation models. Fair values are based on various factors including, but not limited to, age and condition of property, maintenance records, auction values for equipment with similar characteristics, recent sales and listings of comparable properties, data collected from drill holes and other subsurface investigations and geologic data. We primarily use the market and cost approaches in determining the fair value of land and property, plant and equipment. A combination of the market and income approaches are used for aggregate reserves and intangibles, primarily a discounted cash flow model. Although we may engage independent third-party consultants to assist with the valuation of aggregate reserves and intangibles, the valuations are based on significant estimates that are approved by management. The process is highly subjective and requires a large degree of management judgement. Assumptions used may vary for each specific business combination due to unique circumstances of each transaction. Assumptions may include discount rate, time period, terminal value and growth rate. The values generated from the discounted cash flow model are sensitive to the assumptions used. Inaccurate assumptions can lead to deviations from the values generated.
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
We have determined that the reporting units for our goodwill impairment test are our operating segments, along with the Prestress component of the West operating segment, as they constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the

Index
carrying value of a reporting unit exceeds its fair value, we must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2025, 2024 and 2023, there were no impairment losses recorded. At October 31, 2025, the fair value of each of our reporting units substantially exceeded the carrying value.
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
Significant judgment is used in estimating our five-year forecast. The assumptions underlying cash flow projections are in sync as applicable with our strategy and assumptions. Future projections are heavily correlated with the current year results of operations. Future results of operations may vary due to economic and financial impacts. The long-term growth rates used in the five-year forecast are developed by management based on industry data, management’s knowledge of the industry and management’s strategic plans. The long-term growth rate used was 3 percent in 2025, 2024 and 2023.
Long-Lived Assets Excluding Goodwill
Long-lived assets, which include aggregate reserves and related assets, represent 56 percent of our total assets as of December 31, 2025. We review the carrying values of our long-lived assets when events or changes in circumstances indicate that such carrying values may not be recoverable.
We test long-lived assets for impairment at a level significantly lower than that of goodwill impairment testing. Long-lived assets or groups of assets are evaluated for impairment at the lowest level of largely independent identifiable cash flows at an individual operation or group of operations collectively serving a local market.
When indications of or triggers for impairment are noted, impairment testing is completed. The impairment testing requires the use of significant estimates, judgments and uncertainties by management, which may vary from actual results. Estimates and judgments may include, among other things, whether triggering events have occurred, estimates of future cash flows, the asset’s useful life, disposal activity obligations, growth and production.
The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value.
No impairment losses were recorded in 2025 or 2024. During the year ended December 31, 2023, we recognized non-cash asset impairments of $5.8 million as a result of certain aggregate sites no longer being economically feasible to mine and having no remaining value. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.

Index
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
EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin are most directly comparable to the corresponding GAAP measures of net income and net income margin We believe these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to our peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance by excluding stock-based compensation, unrealized gains and losses on benefit plan investments, and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting as they are considered non-cash and not part of our core operations. We also exclude the one-time, non-recurring costs associated with the Separation as those are not expected to continue. We believe EBITDA and Adjusted EBITDA assist rating agencies and investors in comparing operating performance across operating periods on a consistent basis by excluding items management does not believe are indicative of our operating performance. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. We believe these non-GAAP financial measures, including total segment measures, as applicable, are useful performance measures because they provide clarity as to our operational results. Our management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating our operating results internally and calculating employee incentive compensation.
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

Years ended December 31,	2025	2024	2023
	(In millions)
Net income	$157.1	$201.7	$182.9
Depreciation, depletion and amortization	193.7	136.9	123.8
Interest expense, net	77.4	46.4	52.9
Income taxes	56.1	69.3	62.4
EBITDA	$484.3	$454.3	$422.0
Unrealized gains on benefit plan investments	(2.9)	(2.9)	(2.7)
Stock-based compensation expense	11.4	7.8	3.1
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	3.7	—	—
One-time separation costs	—	3.8	10.0
Adjusted EBITDA	$496.5	$463.0	$432.4
Revenue	$3,146.0	$2,899.0	$2,830.3
Net income margin	5.0%	7.0%	6.5%
EBITDA margin	15.4%	15.7%	14.9%
Adjusted EBITDA margin	15.8%	16.0%	15.3%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. We have policies and procedures to assist in controlling these market risks and from time to time have utilized derivatives to manage a portion of our risk.
Interest rate risk
As of December 31, 2025, we had $756.0 million in term loans outstanding which bear interest at a variable rate. As of December 31, 2025, the rate in effect was 5.63 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at December 31, 2025, would have increased the all-in rate to 6.63 percent, the effect of which would increase our interest expense by $7.6 million over the next 12 months based on the balances outstanding for these borrowings as of December 31, 2025.
We use fixed and variable rate long-term debt to partially finance capital expenditures, including acquisitions, and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by attempting to take advantage of favorable market conditions when timing the placement of long-term financing. We may take advantage of interest rate swap agreements in the future to minimize our interest rate risk. For additional information on our long-term debt, see Item 8 - Notes 8 and 9. At December 31, 2025 and 2024, we had no outstanding interest rate hedges.
Commodity price risk
We are subject to commodity price risk with respect to price changes in diesel fuel, liquid asphalt and cement. While we generally use price increases, escalation clauses in construction services contracts, fuel surcharges and purchase commitments to mitigate the impacts of higher costs, these measures may not be sufficient to offset these increased costs. For the year ended December 31, 2025, our costs associated with diesel fuel, liquid asphalt and cement were $672.8 million. Accordingly, a hypothetical 10 percent increase or decrease could increase or decrease, respectively, our operating results over the next 12 months by $67.3 million based on the costs associated with diesel fuel, liquid asphalt and cement for the year ended December 31, 2025.

Index
Equity price risk
We are exposed to price fluctuations in equity markets, primarily through our defined benefit pension plan assets and other equity security investments. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. We have established asset allocation targets for the pension plan holdings, which are described in Item 8 - Note 17.

Index
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
The management of Knife River Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The scope of our assessment of the effectiveness of our internal control over financial reporting did not include Strata Corporation as we acquired them on March 7, 2025. The assets acquired from Strata were 13.5 percent of consolidated assets as of December 31, 2025 and revenues were 6.2 percent of consolidated revenue during the year ended December 31, 2025. We excluded Strata from the scope of our assessment in accordance with the Securities and Exchange Commission’s guidance that allows a recently acquired business to be omitted from the scope of the assessment for one year from the date of its acquisition.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ Brian R. Gray	/s/ Nathan W. Ring

Brian R. Gray	Nathan W. Ring
President and Chief Executive Officer	Vice President and Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Knife River Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Knife River Corporation and subsidiaries (the “Company”) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index
Revenue from Contracts with Customers—Contracting Services Revenue—Refer to Notes 1, 2, 4 and 5 to the financial statements
Critical Audit Matter Description
The Company recognizes contracting services revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as Knife River incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues, contract costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. For the year ended December 31, 2025, the Company recognized $1.4 billion of contracting services revenue.
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
•For certain contracts, we selected a sample of contracting services contracts and performed the following:
◦Evaluated whether the contracts were properly included in management’s calculation of contracting services revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
◦Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.
◦Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
◦Evaluated the estimates of total cost and profit for the performance obligation by:
•Comparing total costs incurred to date to the costs management estimated to be incurred to date and selecting specific cost types to compare costs incurred to date to management’s estimated costs at completion.
•Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.
•Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

Index
◦Tested the mathematical accuracy of management’s calculation of contracting services revenue for the performance obligation.
•For certain contracts, we evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.
Acquisitions—Valuation of property, plant and equipment—Refer to Notes 1, 2 and 3 to the financial statements
Critical Audit Matter Description
On March 7, 2025, the Company completed the acquisition of Strata Corporation. Accordingly, the assets acquired and liabilities assumed were measured at their acquisition date fair values, including the fair values of acquired property, plant and equipment.
The principal considerations of our determination that the valuation of Strata property, plant and equipment acquired is a critical audit matter are (i) the significant judgments made by management, including the use of management’s specialists; (ii) a high degree of auditor judgment and an increased extent of effort in performing procedures and evaluating assumptions; and (iii) the audit effort involved the use of valuation specialists to determine the fair value of acquired Strata property, plant and equipment.
How the Critical Audit Matter Was Addressed in the Audit
With the assistance of our fair value specialists, our audit procedures related to management’s valuation of acquired Strata property, plant and equipment included the following, among others:
•We tested the operating effectiveness of management’s controls over the valuation of acquired Strata property, plant and equipment and the review of the work of management’s third-party specialists.
•With the assistance of our fair value specialists, we selected a sample of assets and evaluated management’s valuation of the assets by comparing management’s fair value conclusions to those determined using a market approach valuation method.
•With the assistance of our fair value specialists, we evaluated management's valuation of the assets by comparing management's fair value conclusions to those determined under generally accepted valuation practices for similar assets.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 20, 2026
We have served as the Company's auditor since 2002.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Knife River Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Knife River Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Strata Corporation, which was acquired on March 7, 2025, and whose financial statements constitute 13.5 percent of total assets and 6.2 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Strata Corporation.
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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 20, 2026

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

Years ended December 31,	2025	2024	2023
	(In thousands, except per share amounts)
Revenue:
Construction materials	$1,762,132	$1,540,749	$1,523,040
Contracting services	1,383,880	1,358,256	1,307,310
Total revenue	3,146,012	2,899,005	2,830,350
Cost of revenue:
Construction materials	1,339,127	1,147,429	1,133,042
Contracting services	1,229,556	1,181,747	1,158,373
Total cost of revenue	2,568,683	2,329,176	2,291,415
Gross profit	577,329	569,829	538,935
Selling, general and administrative expenses	291,455	253,635	242,538
Operating income	285,874	316,194	296,397
Interest expense	81,936	55,242	58,096
Other income	9,272	10,042	7,007
Income before income taxes	213,210	270,994	245,308
Income taxes	56,136	69,316	62,436
Net income	$157,074	$201,678	$182,872

Net income per share:
Basic	$2.77	$3.56	$3.23
Diluted	$2.76	$3.55	$3.23
Weighted average common shares outstanding:
Basic	56,653	56,607	56,568
Diluted	56,895	56,844	56,668

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Years ended December 31,	2025	2024	2023
	(In thousands)
Net income	$157,074	$201,678	$182,872
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $0, $0 and $28 in 2025, 2024 and 2023, respectively	—	—	90
Pension and postretirement liability adjustment:
Pension and postretirement liability gains (losses) arising during the period, net of tax of $(417), $567 and $252 in 2025, 2024 and 2023, respectively	(1,209)	1,709	751
Amortization of pension and postretirement liability losses included in net periodic benefit cost, net of tax of $85, $103 and $64 in 2025, 2024 and 2023, respectively	249	308	192
Pension and postretirement liability adjustment	(960)	2,017	943
Other comprehensive income (loss)	(960)	2,017	1,033
Comprehensive income attributable to common stockholders	$156,114	$203,695	$183,905

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

December 31,	2025	2024
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$123,418	$281,134
Receivables, net	278,030	267,240
Contract assets	77,528	31,283
Inventories	435,714	380,336
Prepayments and other current assets	46,232	27,675
Total current assets	960,922	987,668
Noncurrent assets:
Net property, plant and equipment	2,028,933	1,441,700
Goodwill	519,668	297,225
Other intangible assets, net	32,680	29,414
Operating lease right-of-use assets	52,589	49,378
Investments and other	55,321	45,817
Total noncurrent assets	2,689,191	1,863,534
Total assets	$3,650,113	$2,851,202
Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt - current portion	$11,708	$10,475
Accounts payable	145,581	140,834
Contract liabilities	33,773	42,126
Accrued compensation	44,253	50,655
Current operating lease liabilities	15,942	14,844
Other taxes payable	11,252	8,286
Accrued interest	7,348	5,535
Other accrued liabilities	108,132	97,282
Total current liabilities	377,989	370,037
Noncurrent liabilities:
Long-term debt	1,153,830	666,911
Deferred income taxes	287,917	174,727
Noncurrent operating lease liabilities	36,647	34,534
Other	152,790	128,908
Total liabilities	2,009,173	1,375,117
Commitments and contingencies
Stockholders’ equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,095,301 shares issued and 56,664,165 shares outstanding at December 31, 2025; 57,043,841 shares issued and 56,612,705 shares outstanding at December 31, 2024	571	570
Other paid-in capital	629,637	620,897
Retained earnings	1,024,620	867,546
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)
Accumulated other comprehensive loss	(10,262)	(9,302)
Total stockholders’ equity	1,640,940	1,476,085
Total liabilities and stockholders’ equity	$3,650,113	$2,851,202

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity

Years ended December 31, 2025, 2024 and 2023	Common Stock		Other Paid-In Capital	Retained Earnings	MDU Resources’ Stock Held by Subsidiary		Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount	Shares	Amount
	(In thousands, except shares)
Balance at December 31, 2022	80,000	$800	$549,106	$494,661	(538,921)	$(3,626)	—	$—	$(12,352)	$1,028,589
Net income	—	—	—	182,872	—	—	—	—	—	182,872
Other comprehensive income	—	—	—	—	—	—	—	—	1,033	1,033
Stock-based compensation	—	—	2,888	(37)	—	—	—	—	—	2,851
Common stock issued for board of director fees	12,192	—	702	—	—	—	—	—	—	702
Retirement of historical common stock in connection with the Separation	(80,000)	(800)	800	—	—	—	—	—	—	—
Issuance of common stock in connection with the Separation	56,997,350	570	(570)	—	—	—	—	—	—	—
Transfer of MDU Resources stock held by subsidiary	—	—	—	—	538,921	3,626	—	—	—	3,626
Receipt of treasury stock at historical cost	—	—	—	—	—	—	(431,136)	(3,626)	—	(3,626)
Net transfers from Centennial and MDU Resources including Separation adjustments	—	—	62,972	—	—	—	—	—	—	62,972
Net transfers to Centennial pre-Separation	—	—	(1,385)	(11,622)	—	—	—	—	—	(13,007)
Balance at December 31, 2023	57,009,542	$570	$614,513	$665,874	—	$—	(431,136)	$(3,626)	$(11,319)	$1,266,012
Net income	—	—	—	201,678	—	—	—	—	—	201,678
Other comprehensive income	—	—	—	—	—	—	—	—	2,017	2,017
Stock-based compensation	—	—	8,057	(6)	—	—	—	—	—	8,051
Common stock issues for employee compensation, net of tax withholding	31,298	—	(1,673)	—	—	—	—	—	—	(1,673)
Common stock issued for board of director fees	3,001	—	—	—	—	—	—	—	—	—
Balance at December 31, 2024	57,043,841	$570	$620,897	$867,546	—	$—	(431,136)	$(3,626)	$(9,302)	$1,476,085
Net income	—	—	—	157,074	—	—	—	—	—	157,074
Other comprehensive loss	—	—	—	—	—	—	—	—	(960)	(960)
Stock-based compensation	—	—	11,394	—	—	—	—	—	—	11,394
Common stock issued for employee compensation, net of tax withholding	39,656	1	(2,654)	—	—	—	—	—	—	(2,653)
Common stock issued for board of director fees	11,804	—	—	—	—	—	—	—	—	—
Balance at December 31, 2025	57,095,301	$571	$629,637	$1,024,620	—	$—	(431,136)	$(3,626)	$(10,262)	$1,640,940

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended December 31,	2025	2024	2023
	(In thousands)
Operating activities:
Net income	$157,074	$201,678	$182,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	193,740	136,871	123,805
Deferred income taxes	25,491	(350)	(1,606)
Provision for credit losses	2,445	1,099	2,001
Amortization of debt issuance costs	3,724	2,762	3,115
Stock-based compensation costs	11,394	7,826	2,888
Pension and postretirement benefit plan net periodic benefit cost	1,239	1,628	1,182
Unrealized gains on investments	(2,939)	(2,918)	(2,202)
Gains on sale of assets	(21,777)	(9,215)	(27)
Gain on bargain purchase	(3,547)	—	—
Equity in unconsolidated affiliates	(259)	(279)	(286)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(44,037)	14,061	(54,817)
Due from related-party	—	—	16,050
Inventories	(13,444)	(44,303)	3,654
Other current assets	(9,050)	10,907	(19,556)
Accounts payable	(14,991)	7,308	33,092
Due to related-party	—	—	(7,310)
Other current liabilities	(9,298)	(4,003)	48,977
Pension and postretirement benefit plan contributions	(570)	(2,651)	(1,756)
Other noncurrent changes	3,280	1,903	5,650
Net cash provided by operating activities	278,475	322,324	335,726
Investing activities:
Capital expenditures	(348,041)	(172,427)	(124,283)
Acquisitions, net of cash acquired	(609,994)	(130,981)	—
Net proceeds from sale or disposition of property and other	47,472	11,996	8,284
Investments	(3,097)	(3,389)	(1,890)
Net cash used in investing activities	(913,660)	(294,801)	(117,889)
Financing activities:
Issuance of long-term related-party notes, net	—	—	205,275
Issuance of long-term debt	500,000	—	700,000
Repayment of long-term debt	(8,808)	(7,036)	(3,653)
Debt issuance costs	(11,070)	—	(16,640)
Tax withholding on stock-based compensation	(2,653)	(1,673)	—
Net transfers to Centennial	—	—	(850,589)
Net cash provided by (used in) financing activities	477,469	(8,709)	34,393
Increase (decrease) in cash, cash equivalents and restricted cash	(157,716)	18,814	252,230
Cash, cash equivalents and restricted cash - beginning of year	281,134	262,320	10,090
Cash, cash equivalents and restricted cash - end of year	$123,418	$281,134	$262,320

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Note 1     – Organization and Basis of Presentation
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
On March 7, 2025, we acquired Strata Corporation (Strata), a leading construction materials and contracting services provider in North Dakota and northwestern Minnesota. The purchase price for Strata totaled $454.0 million and was subject to post-closing adjustments. The results of operations and balance sheet accounts for Strata are included in the consolidated financial statements from the date of acquisition. For more information, see Note 3.
In July 2025, House Bill 1, known as the One Big Beautiful Bill Act ("OBBBA"), was enacted. The OBBBA includes significant provisions that, among other provisions, makes 100% bonus depreciation permanent and restores the ability to expense domestic research expenditures. The OBBBA did not have a material impact on the Company’s annual estimated income tax rate, but did result in a reclassification between current taxes payable and deferred tax liabilities.
In December 2025, we reclassified our retention receivables of $42.8 million on a contract-by-contract basis from accounts receivable. The reclassification resulted in an increase to contract assets of $31.8 million and a decrease to contract liabilities of $11.0 million due to FASB’s clarification of retention receivables under ASC 606. Prior years were not revised.
Separation from MDU Resources
On May 31, 2023, MDU Resources completed the separation of Knife River through the distribution of approximately 90 percent of the outstanding shares of common stock, par value $.01 per share, of Knife River to the stockholders of record of MDU Resources as of the close of business on May 22, 2023. MDU Resources retained approximately 10 percent of the outstanding shares of Knife River common stock. The Distribution was structured as a pro rata distribution of one share of Knife River common stock for every four shares of MDU Resources common stock. In November 2023, MDU Resources disposed of all 5,656,621 retained shares of Knife River common stock in an underwritten public offering. As a result of the Distribution, Knife River is now an independent public company and its common stock is listed under the symbol “KNF” on the New York Stock Exchange.
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
Years Ended December 31, 2025, 2024 and 2023
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
All revenues and costs as well as assets and liabilities directly associated with the business activity of Knife River are included in the financial statements. In the periods prior to the Separation, the audited consolidated financial statements include expense allocations for certain functions provided by MDU Resources and Centennial, including, but not limited to certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, communications, procurement, tax, insurance and other shared services. These general corporate expenses are included in the Consolidated Statements of Operations within selling, general and administrative expenses and other income (expense). The amount allocated to us was $10.7 million for the year ended December 31, 2023. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments; vouchers or unclaimed property reports; labor hours; time tracked; and projected workload. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. These costs also may not be indicative of the expenses that we will incur in the future or would have incurred if we had obtained these services from a third party.
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
Management has also evaluated the impact of events occurring after December 31, 2025, up to the date of issuance of these audited consolidated financial statements on February 20, 2026, that would require recognition or disclosure in the audited Consolidated Financial Statements.
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
Years Ended December 31, 2025, 2024 and 2023
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

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

Standard	Description	Standard Effective Date	Impact on financial statements/disclosures
ASU 2025-06 - Targeted Improvements to the Accounting for Internal-Use Software	In September 2025, the FASB issued guidance to provide targeted improvements to the accounting for internal-use software which is intended to modernize the recognition and capitalization framework to reflect current software development practices. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.	Annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.	We are currently evaluating the impact this guidance will have on our financial statements and disclosures.
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

	2025	2024
	(In thousands)
Cash and cash equivalents	$73,821	$236,799
Restricted cash	49,597	44,335
Cash, cash equivalents and restricted cash	$123,418	$281,134
Business combinations
For all business combinations, we preliminarily allocate the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates and are considered provisional until final fair values are determined, or the measurement period has passed. We expect to record adjustments as we accumulate the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. The excess of the purchase price over the aggregate fair value is recorded as goodwill. We calculated the fair value of the assets acquired in 2025 and 2024 using a market or cost approach (or a combination of both). Fair values for some of the assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates, sales projections, retention rates and terminal values, all of which required significant management judgment and are susceptible to change. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill, and will be made as soon as practical, but no later than 12 months from the respective acquisition dates. Any subsequent measurement period adjustments are not expected to have a material impact on our results of operations.
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
Years Ended December 31, 2025, 2024 and 2023
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

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contract receivables from the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $15.3 million and $14.3 million at December 31, 2025 and 2024, respectively. Receivables, net consisted of the following at December 31:

	2025	2024
	(In thousands)
Trade receivables	$155,836	$134,480
Contract receivables	127,383	137,105
Receivables, gross	283,219	271,585
Less expected credit loss	5,189	4,345
Receivables, net	$278,030	$267,240
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
Details of our expected credit losses were as follows:

	West	Mountain	Central	Energy Services	Total
	(In thousands)
At December 31, 2023	$3,057	$2,293	$718	$100	$6,168
Current expected credit loss provision	417	35	575	72	1,099
Less write-offs charged against the allowance	996	1,548	372	6	2,922
At December 31, 2024	$2,478	$780	$921	$166	$4,345
Current expected credit loss provision	422	436	752	835	2,445
Less write-offs charged against the allowance	495	942	71	93	1,601
At December 31, 2025	$2,405	$274	$1,602	$908	$5,189
Inventories
Inventories at December 31 consisted of:

	2025	2024
	(In thousands)
Finished products	$304,281	$252,563
Raw materials	91,069	91,334
Supplies and parts	40,364	36,439
Total	$435,714	$380,336

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Aggregate mining development costs are capitalized and classified as land improvements and depreciated over the lower of the estimated life of the reserves or the life of the associated improvement. We begin capitalizing development costs at a point when reserves are determined to be proven or probable and economically mineable. Capitalization of these costs ceases when production commences. The cost of acquiring reserves in connection with a business combination are valued at fair value. Aggregate reserves, from both owned and leased mining sites, are a component within property, plant and equipment and are depleted using the units-of-production method. We use proven and probable aggregate reserves as the denominator in our units-of production calculation. Exploration costs are expensed as incurred in cost of revenue and production costs are capitalized to inventory.
Capitalized interest
The interest cost on capital projects is capitalized and included in the cost of the project. Capitalization commences in the pre-acquisition or construction stage of the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized using the weighted average cost of our outstanding borrowings. For the years ended December 31, 2025 and 2024, the amount we capitalized into net property, plant and equipment on the Consolidated Balance Sheet was immaterial.
Impairment of long-lived assets, excluding goodwill
We review the carrying values of our long-lived assets, including mining and related assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We test long-lived assets for impairment at a level significantly lower than that of goodwill impairment testing. Long-lived assets or groups of assets that are evaluated for impairment at the lowest level of largely independent identifiable cash flows at an individual operation or group of operations collectively serving a local market. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. No impairment losses were recorded in 2025 or 2024. During the year ended December 31, 2023, we recognized non-cash asset impairments of $5.8 million as a result of certain aggregate sites no longer being economically feasible to mine and having no remaining value.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which we complete in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
We have determined the reporting units for our goodwill impairment test are our operating segments along with the Prestress component of the West operating segment as they each constitute a business for which discrete financial information is available and for which management regularly reviews the operating results. For more

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
information on our operating segments, see Note 15. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, we must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2025, 2024 and 2023, there were no impairment losses recorded. Our annual goodwill impairment test was performed in the fourth quarter of 2025 and determined the fair value of each of our reporting units substantially exceeded the carrying value as of October 31, 2025.
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
Government assistance received for the years ended December 31, 2025, 2024 and 2023, was not material.
Joint Ventures
We account for unconsolidated joint ventures using either the equity method or proportionate consolidation. As of December 31, 2025, we held interests of 25 percent and 33 percent in joint ventures formed primarily for the purpose of pooling resources on construction contracts. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture which are construction-related. For those joint ventures accounted for under proportionate consolidation, only our pro rata share of assets, liabilities, revenues and expenses are included in the Consolidated Balance Sheets and Consolidated Statements of Operations.
For those joint ventures accounted for using proportionate consolidation, we recorded in our Consolidated Statements of Operations revenue of $514,000, $0 and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Also for the years ended December 31, 2025, 2024 and 2023, we reported operating losses of $10,000, $3,000 and $1.9 million, respectively. We had interest in assets from these joint ventures of $50,000 for 2025 and $45,000 for both 2024 and 2023.
For joint ventures accounted for under the equity method, our investment balances for the joint ventures are included in Investments in the Consolidated Balance Sheets and our pro rata share of net income is included in Other income in the Consolidated Statements of Operations. Our investments in equity method joint ventures were a net asset of $2.1 million, $1.9 million and $68,000 for December 31, 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023, we recognized income from equity method joint ventures of $199,000, $279,000 and $55,000, respectively.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Net income per share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted net income per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance and restricted stock units. Basic and diluted net income per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

Years ended December 31,	2025	2024	2023
	(In thousands, except per share amounts)
Net income	$157,074	$201,678	$182,872
Weighted average common shares outstanding - basic	56,653	56,607	56,568
Effect of dilutive performance and restricted stock units	242	237	100
Weighted average common shares outstanding - diluted	56,895	56,844	56,668
Shares excluded from the calculation of diluted earnings per share	34	—	—
Net income per share - basic	$2.77	$3.56	$3.23
Net income per share - diluted	$2.76	$3.55	$3.23
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
At the time of the Separation, each outstanding MDU Resources’ time-vested restricted stock unit and performance share awards held by a Knife River employee was converted into Knife River time-vested restricted stock units. The converted awards continue to vest over the original vesting period, which is generally three years from the grant date. All performance share awards that were converted at the time of the Separation were first adjusted using a combined performance factor based on MDU Resources’ actual performance as of December 31, 2022. The number of restricted stock units was determined by taking the closing per share price of MDU Resources on May 31, 2023, and dividing by the closing per share price of Knife River on June 1, 2023. The ratio used to convert the MDU Resources’ stock-based compensation awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation. The existing unvested stock-based awards issued through MDU Resources’ stock-based compensation plans were modified in connection with the Separation to maintain an equivalent value immediately before and after Separation. Incremental fair value for unvested awards has been recorded over the remaining vesting periods.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Note 3     – Acquisitions and Dispositions
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
Strata Corporation
On March 7, 2025, we completed the acquisition of Strata Corporation, a leading construction materials and contracting services provider in North Dakota and northwestern Minnesota. The purchase of Strata includes operations that expand our aggregates, ready-mix and asphalt operations, as well as our trucking fleet, locomotives and railcars, in our current geographic locations. The purchase price for Strata totaled $454.0 million and was subject to post-closing adjustments. The results of Strata are included in our Central segment.
The estimated fair value of the assets acquired and liabilities assumed were final as of December 31, 2025. Post closing, we continued to gather information to finalize the valuation of these assets and liabilities. The fair values were considered provisional until final fair values were determined during the measurement period. We recorded adjustments to the estimated fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. We utilized market and cost approaches to estimate the fair value of the property, plant and equipment, excluding aggregate reserves. The fair value of aggregate reserves and intangible assets were determined using the income approach. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. We engaged third-party valuation firms to assist in the analysis and valuation of the assets of Strata. While we chose to utilize third-party valuation firms, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The excess of the total purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. We believe that the goodwill relates to several factors, including potential synergies related to market opportunities for multiple product offerings and economies of scale expected from combining our operations with the business acquired.
The final allocation of the aggregate purchase price for Strata is as follows, which has been updated as of December 31, 2025, to include measurement period adjustments for updated fair values of certain assets, working capital adjustments and reclassification of assets held for sale to property, plant and equipment.

	As of March 7, 2025	Measurement Period Adjustment	As of December 31, 2025
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,906	$732	$8,638
Receivables, net	3,751	1,005	4,756
Contract assets	9,013	196	9,209
Inventories	36,355	(277)	36,078
Assets held for sale	21,093	(2,726)	18,367
Prepayments and other current assets	4,850	477	5,327
Total current assets	82,968	(593)	82,375
Noncurrent assets:
Property, plant and equipment	266,370	8,201	274,571
Goodwill	152,329	(5,368)	146,961
Other intangible assets	13,600	(700)	12,900
Operating lease right-of-use assets	53	—	53
Total noncurrent assets	432,352	2,133	434,485
Total assets acquired	$515,320	$1,540	$516,860
Liabilities
Current liabilities:
Accounts payable	$3,312	$202	$3,514
Contract liabilities	921	(324)	597
Current operating lease liabilities	29	—	29
Other accrued liabilities	21,378	(8,145)	13,233
Total current liabilities	25,640	(8,267)	17,373
Noncurrent liabilities:
Deferred income taxes	45,092	5,193	50,285
Other noncurrent liabilities	3,293	898	4,191
Total noncurrent liabilities	48,385	6,091	54,476
Total liabilities assumed	$74,025	$(2,176)	$71,849
Total consideration (fair value)	$441,295	$3,716	$445,011
Intangible assets for Strata, as of the date of acquisition, included $8.8 million for customer backlog with an amortization period of 9 months and $4.1 million for permits with an amortization period of 10 years upon commencement of operations.
Revenue attributable to Strata included in our Consolidated Statements of Operations for the year ended December 31, 2025 was $198.7 million and net income was not meaningful.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Other Acquisitions
During 2025, we completed the following acquisitions:
•A Washington aggregate quarry operation in the West segment which included a bargain purchase gain of $3.5 million, net of deferred taxes of $1.3 million, and was recorded in other income on the Consolidated Statement of Operations. We reviewed the fair values of the assets acquired and liabilities assumed and determined that the purchase would result in a gain being recognized at the time of the acquisition. We believe the bargain purchase gain was primarily the result of the sellers’ desire to exit quickly due to cash flow constraints which were limiting their ability to operate the business efficiently. In the fourth quarter of 2025, we finalized the purchase accounting and no material adjustments were made.
•An Oregon aggregates and contracting company in the West segment which included a $5.4 million holdback liability. The fair value of the assets acquired and liabilities assumed are still provisional.
•A central Minnesota aggregates and contracting services business in the Central segment. The fair value of the assets acquired and liabilities assumed are still provisional.
•A Texas aggregates and ready-mix concrete supplier in the Central segment. The fair value of the assets acquired and liabilities assumed are still provisional.
The aggregated purchase consideration of these four acquisitions was $177.2 million. These acquisitions were not considered material separately or in the aggregate. The acquisitions resulted in the recognition of $22.1 million of current assets; $98.7 million of assets in property, plant and equipment; $3.1 million of operating lease right-of-use assets; $75.6 million of goodwill; $5.2 million of intangible assets, which included $100,000 of non-compete agreements, $1.1 million of backlog and $4.0 million of customer relationships; $13.4 million of current liabilities; $1.3 million deferred income tax liability and $9.3 million of noncurrent liabilities - other.
During 2024, we completed four acquisitions with an aggregated purchase consideration of $119.0 million. These acquisitions were not considered material separately or in the aggregate. The acquisitions resulted in the recognition of $28.9 million of current assets; $51.5 million of assets in property, plant and equipment; $22.7 million of goodwill; $21.1 million of intangible assets; $1.9 million of other noncurrent assets; $5.6 million of current liabilities; and $1.5 million of noncurrent liabilities - other. The purchase accounting for these acquisitions was completed in 2025 and no material adjustments were recorded.
For the years ended December 31, 2025 and 2024, we incurred acquisition-related costs on completed and other potential acquisitions of $10.8 million and $7.7 million, respectively. These costs are included in our Corporate Services in selling, general and administrative expenses on the Consolidated Statement of Operations.
Dispositions
On March 7, 2025, we sold four ready-mix plant operations for total proceeds of $14.5 million. The ready-mix plant operations were acquired by us as part of the Strata acquisition and subsequently sold to an unrelated third-party. The ready-mix plants were included in assets held for sale on the opening balance sheet for Strata at the time of the acquisition.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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

Year ended December 31, 2025	West	Mountain	Central	Energy Services	Corporate Services	Total

Aggregates	$296,260	$95,220	$225,646	$—	$—	$617,126
Ready-mix concrete	346,736	124,536	308,152	—	—	779,424
Asphalt	131,796	99,023	190,163	—	—	420,982
Liquid asphalt	—	—	—	296,032	—	296,032
Other	177,240	12	35,154	53,523	13,888	279,817
Contracting services publicsector	349,310	330,390	445,169	—	—	1,124,869
Contracting services privatesector	121,041	105,293	32,677	—	—	259,011
Internal sales	(213,670)	(110,632)	(232,407)	(61,276)	(13,264)	(631,249)
Revenues from contracts with customers	$1,208,713	$643,842	$1,004,554	$288,279	$624	$3,146,012

Year ended December 31, 2024	West	Mountain	Central	Energy Services	Corporate Services	Total

Aggregates	$297,173	$101,810	$157,165	$—	$—	$556,148
Ready-mix concrete	313,532	117,108	224,803	—	—	655,443
Asphalt	135,306	120,827	185,305	—	—	441,438
Liquid asphalt	—	—	—	238,939	—	238,939
Other	167,361	36	31,734	50,585	16,104	265,820
Contracting services publicsector	351,377	360,790	410,072	—	—	1,122,239
Contracting services privatesector	115,284	98,268	22,465	—	—	236,017
Internal sales	(197,074)	(135,947)	(213,672)	(54,872)	(15,474)	(617,039)
Revenues from contracts with customers	$1,182,959	$662,892	$817,872	$234,652	$630	$2,899,005

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

Year ended December 31, 2023	West	Mountain	Central	Energy Services	Corporate Services	Total

Aggregates	$294,672	$100,505	$152,691	$—	$—	$547,868
Ready-mix concrete	305,673	120,534	227,735	—	—	653,942
Asphalt	135,505	112,897	204,018	—	—	452,420
Liquid asphalt	—	—	—	253,196	—	253,196
Other	158,493	16	28,745	49,363	12,414	249,031
Contracting services publicsector	268,734	308,711	426,318	—	—	1,003,763
Contracting services privatesector	157,989	124,282	21,276	—	—	303,547
Internal sales	(195,223)	(133,328)	(235,875)	(57,373)	(11,618)	(633,417)
Revenues from contracts with customers	$1,125,843	$633,617	$824,908	$245,186	$796	$2,830,350
Note 5    – Uncompleted Contracts
Costs, estimated earnings, and billings on uncompleted contracts at December 31 are summarized as follows:

	2025	2024
	(In thousands)
Costs incurred on uncompleted contracts	$1,570,937	$1,300,669
Estimated earnings	261,986	222,368
Estimated revenue on uncompleted contracts	1,832,923	1,523,037
Less billings to date	(1,789,168)	(1,533,880)
Net contract asset (liability)	$43,755	$(10,843)
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
Such amounts are included in the accompanying Consolidated Balance Sheets at December 31 under the following captions:

	2025	2024	Change
	(In thousands)
Contract assets[1]	$77,528	$31,283	$46,245
Contract liabilities[1]	(33,773)	(42,126)	8,353
Net contract asset (liability)	$43,755	$(10,843)	$54,598
1    Following the issuance of the FASB Staff Educational Paper on Topic 606: Presentation and Disclosure of Retainage for Construction Contractors, we have reclassed retention receivables on a contract-by-contract basis from accounts receivable to contract assets and liabilities. The change in presentation was on a prospective basis beginning with balances as of December 31, 2025.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

	2024	2023	Change
	(In thousands)
Contract assets	$31,283	$27,293	$3,990
Contract liabilities	(42,126)	(51,376)	9,250
Net contract asset (liability)	$(10,843)	$(24,083)	$13,240
We recognized $41.2 million and $50.6 million in revenue for the years ended December 31, 2025 and 2024, respectively, which was previously included in contract liabilities at December 31, 2024 and 2023, respectively.
We recognized a net increase in revenues of approximately $28.5 million and $32.6 million for the years ended December 31, 2025 and 2024, respectively, from performance obligations satisfied in prior periods.
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
At December 31, 2025, our remaining performance obligations were $1.0 billion. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $768.8 million within the next 12 months; $170.8 million within the next 13 to 24 months; and $92.5 million thereafter.
Note 6     – Property, Plant and Equipment
Property, plant and equipment at December 31 was as follows:

	2025	2024	Depreciable Lives
	(In thousands)
Land	$229,551	$175,313	—
Aggregate reserves	847,472	624,280	*
Buildings and improvements	291,893	241,129	15-30
Machinery, vehicles and equipment	2,050,249	1,721,427	3-30
Construction in progress	90,073	43,535	—
Less: accumulated depreciation and depletion	1,480,305	1,363,984
Net property, plant and equipment	$2,028,933	$1,441,700
__________________
*Depleted on the units-of-production method based on proven and probable aggregate reserves.
Total depreciation and depletion expense was $175.5 million, $132.2 million and $119.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Note 7     – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2025
	(In thousands)
West	$123,674	$11,904	$1,997	$137,575
Mountain	26,816	—	—	26,816
Central	115,322	212,962	(4,381)	323,903
Energy Services	31,413	—	(39)	31,374
Total	$297,225	$224,866	$(2,423)	$519,668

	Balance at January 1, 2024	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2024
	(In thousands)
West	$123,599	$75	$—	$123,674
Mountain	26,816	—	—	26,816
Central	114,587	735	—	115,322
Energy Services	9,476	21,937	—	31,413
Total	$274,478	$22,747	$—	$297,225
Other amortizable intangible assets at December 31, were as follows:

	Average Useful Life In Years	2025	2024
		(In thousands)
Customer relationships	1-9	$34,699	$30,703
Less accumulated amortization		15,789	11,060
		18,910	19,643
Noncompete agreements	1-4	3,107	3,950
Less accumulated amortization		2,904	3,524
		203	426
Tradename	9	7,470	7,470
Less accumulated amortization		871	124
		6,599	7,346
Backlog	1-2	10,395	390
Less accumulated amortization		9,052	22
		1,343	368
Other	10-15	5,968	3,310
Less accumulated amortization		343	1,679
		5,625	1,631
Total		$32,680	$29,414
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2025 and 2024. For acquisitions in 2025, the weighted average useful life for customer relationships was two years and other intangible assets was four years. For acquisitions in 2024, the weighted average useful life for

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
customer relationships was ten years, noncompete agreements was three years, tradename was ten years and other intangible assets was 11 years. For more information related to these business combinations, see Note 3.
Amortization expense for amortizable intangible assets for the years ended December 31, 2025, 2024 and 2023, was $14.8 million, $2.5 million and $2.6 million, respectively. Estimated amortization expense for identifiable intangible assets as of December 31, 2025, was:

	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Amortization expense	$6,587	$5,336	$4,071	$3,466	$2,676	$10,544
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
Financial Instruments Measured at Fair Value on a Recurring Basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invest in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $34.0 million and $28.4 million as of December 31, 2025 and 2024, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments for the years ended December 31, 2025, 2024, and 2023 were $2.9 million, $2.9 million, and $1.9 million, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.
Our assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$2,775	$—	$2,775
Insurance contracts	—	33,982	—	33,982
Total assets measured at fair value	$—	$36,757	$—	$36,757

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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
The assets and liabilities of the acquisitions that occurred during 2025 and 2024 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment. For more information on these Level 2 and Level 3 fair value measurements, see Note 3.
Our long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of our Level 2 long-term debt was as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Carrying amount	$1,181,142	$689,950
Fair value	$1,202,247	$707,853
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Note 9     – Debt
Certain debt instruments of ours contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes we, as applicable, were in compliance with at December 31, 2025. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at December 31, 2025	December 31, 2025	December 31, 2024
		(In thousands)
Term loan A agreement due on March 7, 2030	5.42%	$259,725	$264,688
Term loan B agreement due on March 8, 2032	5.74%	496,250	—
Senior notes due on May 1, 2031	7.75%	425,000	425,000
Other notes due on January 1, 2061	—%	167	262
Less unamortized debt issuance costs		15,604	12,564
Total long-term debt		1,165,538	677,386
Less current maturities		11,708	10,475
Net long-term debt		$1,153,830	$666,911
Term Loan and Revolving Credit Facility
On March 7, 2025, we entered into an amendment to the senior secured credit agreement to, among other things, increase our revolving credit facility from $350.0 million to $500.0 million and extend the maturity to March 7, 2030, refinance the existing $275.0 million Term Loan A to extend the maturity to March 7, 2030, and provide for a new Term Loan B in an aggregate principal amount of $500.0 million with a maturity of March 8, 2032. The Term Loan B was funded on March 7, 2025. Each facility has a SOFR-based interest rate. The Term Loan A has a mandatory annual amortization of 2.50 percent for years one and two, 5.00 percent for years three and four, and 7.50 percent in the fifth year. The Term Loan B has a mandatory annual amortization of $5.0 million. The agreement contains customary covenants and provisions, including a covenant of Knife River not to permit, at any time, the ratio of total debt to trailing-twelve-month EBITDA to be greater than 4.75 to 1.00. The covenants also include restrictions on the sale of certain assets, loans and investments.
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at December 31, 2025, were as follows:

	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Long-term debt maturities	$11,708	$16,657	$18,234	$23,197	$215,096	$896,250
Note 10    – Leases
Most of the leases we enter into are for equipment, buildings and vehicles as part of our ongoing operations. We determine if an arrangement contains a lease at inception of a contract and account for all leases in accordance with ASC 842 - Leases.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
The following tables provide information on operating leases at and for the years ended December 31:

	2025	2024	2023
	(In thousands)
Lease costs:
Operating lease cost	$18,568	$18,844	$18,199
Variable lease cost	221	337	383
Short-term lease cost	52,705	56,373	53,987
Total lease costs	$71,494	$75,554	$72,569

	2025	2024
	(Dollars in thousands)
Weighted average remaining lease term	2.15 years	1.95 years
Weighted average discount rate	5.81%	5.65%
Cash paid for amounts included in the measurement of lease liabilities	$18,568	$18,844
The reconciliation of future undiscounted cash flows to operating lease liabilities presented on the Consolidated Balance Sheet at December 31, 2025, was as follows (in thousands):

2026	$17,508
2027	14,022
2028	10,252
2029	6,351
2030	3,342
Thereafter	9,425
Total	60,900
Less discount	8,311
Total operating lease liabilities	$52,589

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Note 11    – Asset Retirement Obligations
We have asset retirement obligations, which are liabilities associated with our legally required obligations to reclaim owned and leased aggregate properties, asphalt plant sites, ready-mix plant sites and other properties. For the years ended December 31, 2025 and 2024, the current portion of our liability, which is included in other accrued liabilities, was $14.2 million and $7.1 million, respectively. The noncurrent amount, which is included in other liabilities, was $64.6 million and $52.3 million, respectively. Total accretion and depreciation expenses for the years ended December 31, 2025, 2024 and 2023, were $9.9 million, $3.4 million and $2.6 million, respectively, and are included in cost of revenue on the Consolidated Statements of Operations. A reconciliation of our liability for the years ended December 31 was as follows:

	2025	2024
	(In thousands)
Balance at beginning of year	$59,430	$41,782
Revisions in estimated cash flows	634	12,929
Liabilities incurred	17,354	3,509
Liabilities settled	(2,113)	(999)
Accretion expense	3,465	2,209
Balance at end of year	$78,770	$59,430
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
Periods Post Separation
At the time of the Separation, each outstanding MDU Resources’ time-vested restricted stock unit and performance share award held by a Knife River employee was converted into Knife River time-vested restricted stock units. The conversion of the stock and the fair value of the awards was determined using the policies described in Note 2. As a result of the award modification, we incurred $185,000 of incremental stock-based compensation expense, recognizing $44,000, $53,000, and $88,000 during the years ended December 31, 2025, 2024 and 2023, respectively. There was no incremental compensation expense incurred related to the performance share awards.
Effective June 1, 2023, we established a stock-based compensation plan under which we are currently authorized to grant 2.5 million restricted stock units and other stock awards. Under our stock-based compensation plan, we have both restricted stock units and performance stock units. The performance stock units are tied to either a company specific performance metric or total stockholder return of the company as compared to its peers. Additional information on the stock units follows.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
As of December 31, 2025, there were 2.2 million shares available to grant under this plan. Shares are either purchased on the open market or new shares of common stock are issued to satisfy the vesting of stock-based awards.
Restricted Stock Units
During the year ended December 31, 2025, we granted 53,726 restricted stock units to certain executive officers, employees and members of our board of directors. The restricted stock units generally vest over three years, contingent on continued employment for employees, and over one year for our board of directors. We use the straight-line amortization method to recognize compensation expense related to restricted stock units, which only has a service condition. The fair value of all restricted stock units is based on the market value of our stock on the date of grant.
The weighted average grant-date fair value per share for the restricted stock units granted in 2025, 2024 and 2023 was $94.06, $73.02 and $39.57, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023, was $7.2 million, $2.5 million and $2.0 million, respectively.
Performance Stock Units
During the year ended December 31, 2025, we granted 76,658 performance stock units to certain executive officers and employees. The performance stock units vest over three years, contingent on continued employment for employees, and are tied to either a market condition or performance metric. We recognize compensation expense related to performance stock units with performance-based metrics on a straight-line basis over the requisite service period.
Under the performance metric for these performance stock units, participants may earn from zero to 200 percent of the apportioned target grant of shares. The performance metric is based on adjusted EBITDA margin growth. The weighted average grant-date fair value per share granted in 2025 and 2024 was $93.24 and $72.14, respectively.
Under the market condition for these performance stock units, participants may earn from zero to 200 percent of the apportioned target grant of performance stock units based on our total stockholder return relative to that of the selected peer group. Compensation expense was based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date.
Assumptions used for grants applicable to the market condition for shares granted were:

	2025	2024
Weighted average grant date fair value	$130.59	$99.83
Weighted average volatility	43.86%	37.83%
Weighted average risk-free interest rate	4.01%	4.62%
Consolidated Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in selling, general and administrative expense on the Consolidated Statements of Operations:

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

Years ended December 31,	2025	2024	2023
	(In thousands)
Restricted stock units	$5,715	$4,384	$2,921
Performance stock units	5,679	2,915	—
Tax benefit associated with stock-based compensation	2,780	2,933	1,219
As of December 31, 2025, total remaining unrecognized compensation expense related to stock-based compensation was approximately $13.0 million (before income taxes), which will be amortized over a weighted average period of 1.6 years.
For the year ended December 31, 2025, the following summarizes the activity of the performance stock units and restricted stock units.

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at the beginning of period	101,688	$85.99	222,420	$49.82
Granted	76,658	111.91	53,726	94.06
Vested shares	—	—	(167,863)	42.70
Nonvested at end of period	178,346	$97.13	108,283	$82.79
Note 13    – Accumulated Other Comprehensive Loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2023	$—	$(11,319)	$(11,319)
Other comprehensive income before reclassifications	—	1,709	1,709
Amounts reclassified from accumulated other comprehensive loss	—	308	308
Net current-period other comprehensive income	—	2,017	2,017
At December 31, 2024	—	(9,302)	(9,302)
Other comprehensive loss before reclassifications	—	(1,209)	(1,209)
Amounts reclassified from accumulated other comprehensive loss	—	249	249
Net current-period other comprehensive loss	—	(960)	(960)
At December 31, 2025	$—	$(10,262)	$(10,262)

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parentheses indicate a decrease to net income on the Consolidated Statements of Operations. The reclassifications for the years ended December 31 were as follows:

	2025	2024	2023	Location on Consolidated Statements of Operations
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$—	$—	$(118)	Interest expense
	—	—	28	Income taxes
	—	—	(90)
Amortization of postretirement liability losses included in net periodic benefit cost	(334)	(411)	(256)	Other income
	85	103	64	Income taxes
	(249)	(308)	(192)
Total reclassifications	$(249)	$(308)	$(282)
Note 14    – Cash Flow Information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2025	2024	2023
	(In thousands)
Interest paid, net	$78,780	$56,916	$54,925
Income taxes paid, net	$41,765	$62,181	$76,689
Noncash investing and financing transactions at December 31 were as follows:

	2025	2024	2023
	(In thousands)
Property, plant and equipment additions in accounts payable	$25,840	$22,167	$12,672
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,811	$20,777	$14,967
Equity contribution from Centennial related to the Separation	$—	$—	$64,724
Equity contribution to MDU Resources for asset/liability transfers related to the Separation	$—	$—	$(1,537)
MDU Resources’ stock issued in connection with a business combination	$—	$—	$383
Accrual for holdback payment related to a business combination	$5,686	$—	$—

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Note 15    – Business Segment Data
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
Three of our reportable segments are aligned by key geographic areas due to the production of construction materials and related contracting services and one is based on product line. Each segment is led by a segment manager who reports to our chief operating officer, who is also our chief operating decision maker, along with the chief executive officer. Our chief operating decision maker uses EBITDA to evaluate the performance of the segments, perform analytical comparisons to budget and uses historical and projected EBITDA to allocate resources, including capital allocations.
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
Years Ended December 31, 2025, 2024 and 2023
The information below follows the same accounting policies as described in Note 2. Prior periods presented have been recast to conform to the current reportable segment presentation. Information on our segments as of December 31, and for the years then ended was as follows:

For the year ended December 31, 2025	West	Mountain	Central	Energy Services	Total

Revenues from external customers	$1,208,713	$643,842	$1,004,554	$288,279	$3,145,388
Intersegment revenues	1,329	198	274	49,758	51,559
Total segment revenue	1,210,042	644,040	1,004,828	338,037	3,196,947

Other revenues[1]					1,343
Less: Elimination of intersegment revenue					52,278
Total consolidated revenue					$3,146,012

Cost of revenue excluding depreciation, depletion and amortization	890,176	512,618	774,540	267,702
Selling, general and administrative expenses excluding depreciation, depletion and amortization	88,346	32,089	71,194	15,577
Other segment items[2]	2,591	242	534	132
Total segment EBITDA	$234,111	$99,575	$159,628	$54,890	$548,204

Consolidated income before income taxes					$213,210
Plus:
Depreciation, depletion and amortization					193,740
Interest expense, net[3]					77,366
Less unallocated amounts:
Other corporate revenue					623
Other corporate expenses					(64,511)
Total segment EBITDA					$548,204

Capital Expenditures	$187,208	$44,011	$111,252	$9,596	$352,067
Assets	$1,516,719	$384,868	$1,394,257	$241,522	$3,537,366

Other assets					5,463,594
Elimination of intercompany receivables and investment in subsidiaries					5,350,847
Total consolidated assets					$3,650,113
__________________
1Other revenues is comprised of revenue included within our corporate services.
2Other segment items is comprised of other income (expense) items on the income statement.
3Interest expense, net is interest expense net of interest income.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

Year ended December 31, 2024	West	Mountain	Central	Energy Services	Total

Revenues from external customers	$1,182,959	$662,892	$817,872	$234,652	$2,898,375
Intersegment revenues	2,381	173	193	41,041	43,788
Total segment revenue	1,185,340	663,065	818,065	275,693	2,942,163

Other revenues[1]					1,149
Elimination of intersegment revenue					44,307
Total consolidated revenue					$2,899,005

Cost of revenue excluding depreciation, depletion and amortization	889,626	516,292	630,499	205,423
Selling, general and administrative expenses excluding depreciation, depletion and amortization	84,714	33,377	56,459	10,208
Other segment items[2]	(1,331)	108	502	104
Total segment EBITDA	$209,669	$113,504	$131,609	$60,166	$514,948

Consolidated income before income taxes					$270,994
Plus:
Depreciation, depletion and amortization					136,871
Interest expense, net[3]					46,409
Less unallocated amounts:
Other corporate revenue					630
Other corporate expenses					(61,304)
Total segment EBITDA					$514,948

Capital Expenditures	$91,412	$48,322	$55,365	$117,730	$312,829
Assets	$1,276,458	$355,078	$706,795	$252,130	$2,590,461

Other assets					4,560,924
Elimination of intercompany receivables and investment in subsidiaries					4,300,183
Total consolidated assets					$2,851,202
__________________
1Other revenues is comprised of revenue included within our corporate services.
2Other segment items is comprised of other income (expense) items on the income statement.
3Interest expense, net is interest expense net of interest income.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

Year ended December 31, 2023	West	Mountain	Central	Energy Services	Total

Revenues from external customers	$1,125,843	$633,617	$824,908	$245,186	$2,829,554
Intersegment revenues	2,445	409	49	47,168	50,071
Total segment revenue	1,128,288	634,026	824,957	292,354	2,879,625

Other revenues[1]					1,267
Elimination of intersegment revenue					50,542
Total consolidated revenue					$2,830,350

Cost of revenue excluding depreciation, depletion and amortization	860,254	500,677	657,586	204,463
Selling, general and administrative expenses excluding depreciation, depletion and amortization	89,496	30,264	51,049	9,809
Other segment items[2]	(1,234)	57	331	42
Total segment EBITDA	$177,304	$103,142	$116,653	$78,124	$475,223

Consolidated income before income taxes					$245,308
Plus:
Depreciation, depletion and amortization					123,805
Interest expense, net[3]					52,891
Less unallocated amounts:
Other corporate revenues					796
Other corporate expenses					(54,015)
Total segment EBITDA					$475,223

Capital Expenditures	$53,165	$25,506	$39,302	$4,099	$122,072
Assets	$1,214,460	$315,661	$663,134	$128,383	$2,321,638

Other assets					4,049,800
Elimination of intercompany receivables and investment in subsidiaries					3,771,625
Total consolidated assets					$2,599,813
__________________
1Other revenues is comprised of revenue included within our corporate services.
2Other segment items is comprised of other income (expense) items on the income statement.
3Interest expense, net is interest expense net of interest income.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Note 16    – Income Taxes
Income tax expense on the Consolidated Statements of Operations for the years ended December 31 was as follows:

	2025	2024	2023
	(In thousands)
Current:
Federal	$21,690	$51,899	$45,746
State	8,955	17,767	18,296
	30,645	69,666	64,042
Deferred:
Income taxes:
Federal	19,032	(1,082)	263
State	6,459	732	(1,869)
	25,491	(350)	(1,606)
Total income tax expense	$56,136	$69,316	$62,436
Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2025	2024
	(In thousands)
Deferred tax assets:
Deferred compensation/compensation related	$20,750	$23,751
Asset retirement obligations	20,506	15,420
Operating lease liabilities	13,317	12,725
Accrued pension costs	9,958	9,528
Capitalized inventory overheads	9,951	8,359
Net operating loss	3,318	5,528
Section 174 costs	—	4,051
Other	7,053	4,645
Total deferred tax assets	$84,853	$84,007

	2025	2024
	(In thousands)
Deferred tax liabilities:
Basis differences on property, plant and equipment	$317,809	$209,488
Intangible assets	17,347	13,574
Operating lease right-of-use-assets	13,317	12,725
Other	21,269	17,419
Total deferred tax liabilities	369,742	253,206
Valuation allowance	3,028	5,528
Net deferred income tax liability	$(287,917)	$(174,727)
As of December 31, 2025 and 2024, we had various state income tax net operating loss carryforwards of $62.5 million and $98.6 million, respectively. The state income tax net operating loss carryforwards are due to

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
expire between 2026 and 2044. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future.
The following table reconciles the change in the net deferred income tax liability from December 31, 2024, to December 31, 2025, to deferred income tax expense:

	2025	2024
	(In thousands)
Change in net deferred income tax liability from the preceding table	$113,190	$185
Deferred taxes established due to acquisition	(88,031)	—
Deferred taxes associated with other comprehensive loss	332	(670)
Other	—	135
Deferred income tax expense for the period	$25,491	$(350)
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$44,770	21.0	$56,909	21.0	$51,515	21.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax*	12,189	5.7	14,559	5.4	12,977	5.3
Depletion allowance	(2,359)	(1.1)	(2,767)	(1.0)	(2,808)	(1.1)
Nondeductible expenses	2,041	1.0	1,258	0.5	2,299	0.9
Tax credits	(549)	(0.3)	(720)	(0.3)	(1,722)	(0.7)
Unrecognized tax benefits	44	—	77	—	175	0.1
Total income tax expense	$56,136	26.3	$69,316	25.6	$62,436	25.5
__________________
*State taxes in Oregon and California for 2025; and Oregon, Minnesota, and California for 2024 and 2023 constitute the majority (greater than 50%) of the tax effect within this category.
The following table provides cash taxes paid (net of refunds) for the year end December 31 were as follows:

Jurisdiction	2025	2024
	(In thousands)
Federal	$26,500	$40,736
Oregon	6,350	7,229
Minnesota	1,300	4,396
Other States/Cities	7,615	9,820
Total	$41,765	$62,181
Knife River and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. We are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for years ending prior to 2022. With few exceptions, as of December 31, 2025, we are no longer subject to state and local income tax examinations by tax authorities for years ending prior to 2022.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Changes in benefit obligation and plan assets and amounts recognized in the Consolidated Balance Sheets at December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$30,720	$33,380	$14,055	$14,759
Service cost	—	—	364	372
Interest cost	1,583	1,542	745	697
Actuarial (gain) loss	583	(1,549)	1,628	(1,221)
Benefits paid	(2,559)	(2,653)	(570)	(552)
Benefit obligation at end of year	30,327	30,720	16,222	14,055
Change in net plan assets:
Fair value of plan assets at beginning of year	30,375	30,187	—	—
Actual return on plan assets	2,564	741	—	—
Employer contribution	—	2,100	570	552
Benefits paid	(2,559)	(2,653)	(570)	(552)
Fair value of net plan assets at end of year	30,380	30,375	—	—
Funded status - over (under)	$53	$(345)	$(16,222)	$(14,055)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Other accrued assets	$533	$140	$—	$—
Other accrued liabilities	—	—	795	702
Noncurrent liabilities - other	480	485	15,427	13,353
Benefit obligation assets (liabilities) - net	$53	$(345)	$(16,222)	$(14,055)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial (gain) loss	$15,995	$16,742	$(1,815)	$(3,663)
Prior service credit	—	—	—	—
Total	$15,995	$16,742	$(1,815)	$(3,663)
Employer contributions and benefits paid in the preceding table include only those amounts contributed directly to, or paid directly from, plan assets.
In 2025, the actuarial losses recognized in the pension and other postretirement benefit obligations was largely the combination of losses resulting from decreased discount rates, offset in part by higher asset gains. In 2024, the actuarial gains recognized in the pension and other postretirement benefit obligations was primarily the result of an increase in the discount rate. For more information on the discount rates, see the table below. Unrecognized pension actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of assets are amortized over the average life expectancy of plan participants for frozen plans. The market-related value of assets is determined using a 5 year average of assets.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The pension plans all have plan assets in excess of accumulated benefit obligations. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31, were as follows:

	2025	2024
	(In thousands)
Projected benefit obligation	$30,327	$30,720
Accumulated benefit obligation	$30,327	$30,720
Fair value of plan assets	$30,380	$30,375
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

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$364	$372	$361
Interest cost	1,583	1,542	1,633	745	697	721
Expected return on assets	(1,788)	(1,812)	(1,800)	—	—	11
Amortization of prior service credit	—	—	—	—	(30)	(79)
Amortization of actuarial gain (loss)	554	559	510	(220)	(118)	(175)
Net periodic benefit cost	349	289	343	889	921	839
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Net (gain) loss	(193)	(479)	(797)	1,628	(1,221)	(678)
Amortization of actuarial gain (loss)	(554)	(559)	(510)	220	118	175
Amortization of prior service credit	—	—	—	—	30	79
Total recognized in accumulated other comprehensive loss	(747)	(1,038)	(1,307)	1,848	(1,073)	(424)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(398)	$(749)	$(964)	$2,737	$(152)	$415

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Weighted average assumptions used to determine benefit obligations at December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.21%	5.40%	5.32%	5.44%
Expected return on plan assets	6.00%	6.00%	—%	—%
Rate of compensation increase	N/A	N/A	3.50%	4.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.40%	4.83%	5.44%	4.84%
Expected return on plan assets	6.00%	6.50%	—%	—%
Rate of compensation increase	N/A	N/A	4.00%	4.00%
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2025, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 30 percent to 40 percent equity securities and 60 percent to 70 percent fixed-income securities and the expected rate of return from these asset categories.
Health care rate assumptions for our other postretirement benefit plans as of December 31, were as follows:

	2025	2024
Health care trend rate assumed for next year	9.5%	8.5%
Health care cost trend rate – ultimate	4.5%	4.5%
Year in which ultimate trend rate achieved	2036	2035
Our other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree’s age and years of service at retirement or the date of retirement. We contribute a flat dollar amount to the monthly premiums, which is updated annually on January 1.
We do not expect to contribute to our defined pension plans in 2026. We expect to contribute approximately $795,000 to our postretirement benefit plans in 2026.
The following benefit payments, which reflect future service, as appropriate, at December 31, 2025, are as follows:

Years	Pension Benefits	Other Postretirement Benefits
	(In thousands)
2026	$2,780	$795
2027	2,720	978
2028	2,660	1,152
2029	2,630	1,235
2030	2,570	1,366
2031-2035	11,690	7,621

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
The carrying value of the pension plans’ Level 1 and Level 2 cash equivalents are based on quoted prices in active markets for identical instruments and approximates fair value by using observable inputs in active markets. The estimated fair value of the pension plans’ Level 1 and Level 2 cash equivalents is based on the net asset value of shares held at year end, based on quoted prices in active markets and is determined using other observable inputs, including pricing from outside sources.
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
The fair value of our pension plans’ assets by class were as follows:

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Cash equivalents	$423	$—	$—	$423
Collective and mutual funds	28,636	1,321	—	29,957
Total assets measured at fair value	$29,059	$1,321	$—	$30,380

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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
The projected benefit obligation and accumulated benefit obligation for our participants in these plans at December 31, were as follows:

	2025	2024
	(In thousands)
Projected benefit obligation	$13,747	$14,468
Accumulated benefit obligation	$13,747	$14,468
The components of net periodic benefit cost are included in other income (expense) on the Consolidated Statements of Operations. The components related to our participation in the nonqualified defined benefit plans for the years ended December 31, were as follows:

	2025	2024	2023
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$720	$714	$765
Recognized net actuarial loss	—	—	—
Net periodic benefit cost	$720	$714	$765
Weighted average assumptions used at December 31, were as follows:

	2025	2024
Benefit obligation discount rate	5.01%	5.29%
Benefit obligation rate of compensation increase	N/A	N/A
Net periodic benefit cost discount rate	5.29%	4.74%
Net periodic benefit cost rate of compensation increase	N/A	N/A

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The amount of future benefit payments for the unfunded, nonqualified defined benefit plans at December 31, 2025 are expected to aggregate as follows:

	2026	2027	2028	2029	2030	2031-2035
	(In thousands)
Nonqualified benefits	$1,690	$1,640	$1,680	$1,400	$1,160	$4,860
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
Effective January 1, 2021, a new nonqualified defined contribution plan was adopted, to replace the plan originally established in 2012 with similar provisions. Expenses we incurred under these plans for 2025, 2024 and 2023 were $1.4 million, $800,000 and $1.5 million, respectively.
The amount of investments that we anticipate using to satisfy obligations under these plans at December 31, was as follows:

	2025	2024
	(In thousands)
Investments
Insurance contract[1]	$33,982	$28,377
Life insurance[2]	7,642	7,484
Other	2,775	4,082
Total investments	$44,399	$39,943
__________________
1For more information on the insurance contract, see Note 8.
2Investments of life insurance are carried on plan participants (payable upon the employee’s death).
Defined contribution plan
We sponsor a defined contribution plan in which our employees participate. The costs incurred by us under this plan for eligible employees were $31.7 million, $33.9 million and $31.1 million in 2025, 2024 and 2023, respectively.
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
Our participation in these plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2025, 2024 and 2023 is for the plan’s year-end at December 31, 2024, December 31, 2023 and December 31, 2022, respectively. The zone status is based on information that we

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
received from the plan and is certified by the plan’s actuary. Among other factors, plans in the “red zone,” or critical status, are generally less than 65 percent funded, plans in the “yellow zone,” or endangered status, are between 65 percent and 80 percent funded, and plans in the “green zone,” or healthy status, are at least 80 percent funded.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2025	2024		2025	2024	2023
					(In thousands)
DB Pension Plan of AGC-IUOE Local 701 Pension Trust Fund	936075580-001	Green	Green	No	1,434	1,225	1,295	No	12/31/2025
Minnesota Teamsters Construction Division Pension Fund	416187751-001	Green	Green	No	412	367	418	No	4/30/2027
Pension Trust Fund for Operating Engineers	946090764-001	Green	Green	No	3,004	2,746	2,476	No	3/31/2026- 6/30/2026
Western Conference of Teamsters Pension Plan	916145047-001	Green	Green	No	3,753	3,396	3,307	No	12/31/2023- 6/30/2026	*
Other funds					5,619	5,427	5,245
Total contributions					$14,222	$13,161	$12,741
__________________
*Plan includes contributions required by collective bargaining agreements which have expired but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.
We were listed in the plans’ Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31, of the Plan’s Year-End)
Minnesota Teamsters Construction Division Pension Fund	2024 and 2023
DB Pension Plan of AGC-IUOE Local 701 Pension Trust Fund	2023
We also contribute to a number of multiemployer other postretirement plans under the terms of collective-bargaining agreements that cover our union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. Our total contributions to the multiemployer other postretirement plans, which also includes contributions to active multiemployer health and welfare plans, were $2.2 million, $2.0 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Years Ended December 31, 2025, 2024 and 2023
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
At December 31, 2025 and 2024, we accrued liabilities which have not been discounted, of $3.3 million and $6.6 million, respectively. At December 31, 2025 and 2024, we also recorded corresponding insurance receivables of $0 and $459,000, respectively, related to the accrued liabilities. The accruals are for contingencies, including litigation and environmental matters. Most of these claims and lawsuits are covered by insurance, thus our exposure is typically limited to our deductible amount. We will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon our financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Portland Harbor Site. In 1999, Knife River - Northwest acquired a commercial property along the portion of the Williamette River know as the Portland Harbor from Georgia-Pacific West, Inc. (the “Linnton Property”). In December 2000, the EPA designated portions of the Portland Harbor, including the area encompassing the Linnton Property, as a Superfund site due to sediment contamination (the “Portland Harbor Site” or “Site”). The EPA has issued General Notice Letters to more than 150 parties, including Knife River - Northwest, indicating that the recipients could potentially be liable for investigation and remediation costs associated with the Portland Harbor Site. Liability for those costs may be joint and serval between the potentially responsible parties (“PRPs”). We have joined with approximately 100 other PRPs, in a voluntary, non-judicial mediation process to try and allocate those cleanup costs. This process remains ongoing.
In January 2017, the EPA issued a Record of Decision (“ROD”) identifying its preferred remedy to address the sediment contamination, including a combination of sediment removal, capping, enhanced and monitored natural recovery, and riverbank improvements depending on the particular part of the river. This remedy, which will not begin until the EPA has approved remedial design and remedial action plans from the PRPs, was expected to require 13 years of active remediation and cost $1 billion to $2 billion. The EPA has, through voluntary consent agreements or unilateral administrative orders, engaged certain PRPs to perform the remedial design work throughout the Site. We are not a party to any of the voluntary consent agreements or unilateral administrative orders. Remedial design work is ongoing for 100 percent of the Site, but Site-wide remediation activities are not expected to begin for several years as different parts of the Site are at different stages of the remedial design process. While it is not presently possible to estimate the total cleanup costs given the large number of PRPs and the variation in the ROD remedy across the Site, costs for the ROD remedy are likely to increase given the anticipated timeline for implementation.
In November 2024, EPA initiated the negotiation process for a consent decree that would govern remediation as well as long-term site monitoring by issuing Special Notice Letters to approximately 60 PRPs. Knife River– Northwest did not receive a Special Notice Letter.
Separate from the EPA’s remediation and allocation process, we have also been notified that the Portland Harbor Natural Resource Trustee Council (the “Trustees”) intends to perform a natural resource injury assessment for damage resulting from the release of hazardous substances at the Site. Until that assessment is complete, there is not adequate information to estimate the cost of any natural resource damages or the allocation to any PRP. The Trustees may seek to negotiate their own settlements or take other legal action against parties responsible for those damages.

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
We do not expect that we will incur material costs related to remediation or natural resource damages. Additionally, we believe Georgia-Pacific West, Inc. and its successors – are required to indemnify Knife River – Northwest under the Linnton Property sale agreement for any costs and liabilities incurred in relation to the Portland Harbor Site and have notified them accordingly.
Purchase commitments
We have entered into various commitments, largely purchased cement, liquid asphalt, minimum royalties and fuel. The commitment terms vary in length, up to 45 years. The commitments under these contracts as of December 31, 2025, were:

	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Purchase commitments	$42,868	$33,328	$32,732	$32,507	$2,264	$10,534
These commitments were not reflected in our audited consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2025, 2024 and 2023 were $135.3 million, $128.3 million and $128.7 million, respectively.
Guarantees
We have outstanding obligations to third parties where we have guaranteed their performance. These guarantees are related to contracts for contracting services and certain other guarantees. At December 31, 2025, the fixed maximum amounts guaranteed under these agreements aggregated $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at December 31, 2025.
We have outstanding letters of credit to third parties related to insurance policies, reclamation obligations and other agreements. At December 31, 2025, the fixed maximum amounts guaranteed under these letters of credit aggregated to $23.4 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $11.9 million in 2026, $11.3 million in 2027 and $175,000 in 2028. There were no amounts outstanding under the previously mentioned letters of credit at December 31, 2025.
In the normal course of business, we have surety bonds related to contracts for contracting services and reclamation obligations of its subsidiaries. In the event a subsidiary of ours does not fulfill a bonded obligation, we would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for its subsidiaries in the future. At December 31, 2025, approximately $858.3 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Note 19    – Related-party Transactions
Allocation of corporate expenses
Prior to the Separation, Centennial and MDU Resources provided expense allocations for corporate services provided to us, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, and other shared services. Some of these services were provided by MDU Resources on a temporary basis under a transition services agreement. For the year ended December 31, 2023, we were allocated $10.7 million for these corporate services and for the years ended December 31, 2025 and 2024, there were no expenses allocated. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of total capital invested, the percent of total average commercial paper borrowings at Centennial or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received, including the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national

Index
KNIFE RIVER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.
Management believes these cost allocations were a reasonable reflection of the utilization of services provided to, or the benefit derived by, us during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had we operated as a stand-alone public company for these periods. Actual costs that would have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees, and strategic decisions made in areas such as selling and marketing, information technology and infrastructure.
Transition services agreements
As part of the Separation, MDU Resources provided transition services to us and we provided transition services to MDU Resources in accordance with the Transition Services Agreement entered into on May 30, 2023. For the years ended December 31, 2024 and 2023, we paid $1.2 million and $3.0 million, respectively, related to these activities, which was reflected in selling, general and administrative expenses on the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, we received $156,000 and $824,000, respectively, related to these activities, which was reflected in other income on the Consolidated Statements of Operations. The majority of the transition services were completed over a period of 1 year after the Separation and, as of December 31, 2024, no further obligation for services existed for either party.

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
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
The information required by this item is included in this Form 10-K at Item 8 - Management’s Report on Internal Control Over Financial Reporting.
As previously disclosed, we completed the acquisition of Strata Corporation on March 7, 2025, and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude Strata Corporation from the scope of our internal controls over financial reporting and procedures for the year ended December 31, 2025. We are in the process of evaluating the existing controls and procedures of Strata and integrating them in our system of internal controls over financial reporting. Strata Corporation constituted approximately 6.2 percent of our consolidated revenue and approximately 13.5 percent of our total assets as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
The information required by this item is included in this Form 10-K at Item 8 - Report of Independent Registered Public Accounting Firm.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table includes information as of December 31, 2025, with respect to our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[2]	(b) Weighted average exercise price of outstanding options, warrants and [3]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4]
Equity compensation plans approved by stockholders[1]	286,629	—	1,908,701
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	286,629	—	1,908,701
1Consists of the Knife River Long-Term Performance-Based Incentive Plan, as discussed in Item 8 - Note 12.
2Consists of restricted and performance stock units.
3No weighted average exercise price is shown for the restricted or performance stock units because such awards have no exercise price.
4This amount includes 2,195,330 shares available for future issuance under the Long-Term Performance-Based Incentive Plan in connection with grants of restricted stock units, performance stock units or other equity-based awards.

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

Index
EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	File Number	Exhibit	Filing Date
2.1+	Separation and Distribution Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.			8-K	001-41642	2.1	June 1, 2023
2.2*+	Asset and Equity Purchase Agreement, dated December 20, 2024, by and among Strata Corporation, Glacier Resources, Ltd., the equity holders of Strata Corporation and Glacier Resources Ltd., Landmark Investments, L.L.C., the current equity holders of Landmark Investments, L.L.C., the beneficiaries of certain trusts, the sellers' representative, and KRC Holdings, Inc.			8-K	001-41642	2.1	December 26, 2024
3.1	Second Amended and Restated Certificate of Incorporation of Knife River Corporation.			8-K	001-41642	3.1	May 28, 2025
3.2	Second Amended and Restated Bylaws of Knife River Corporation.			8-K	001-41642	3.2	May 28, 2025
4.1	Indenture, dated as of April 25, 2023, by and among Knife River Corporation and U.S. Bank Trust Company, National Association.			10-12B/A	001-41642	4.2	April 28, 2023
4.2	Supplemental Indenture, dated as of May 31, 2023, by and among the parties that are signatories thereto as Guarantors, Knife River Corporation and U.S. Bank Trust Company, National Association.			8-K	001-41642	4.2	June 1, 2023
4.3	Third Supplemental Indenture, dated as of June 12, 2025, by and among the parties that are signatories hereto as Guarantors, Knife River Corporation and U.S. Bank Trust Company, National Association.			10-Q	001-41642	4.1	August 5, 2025
4.4	Knife River Corporation Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.			10-K	001-41642	4.3	February 27, 2024
10.1*	Credit Agreement, dated as of May 31, 2023, by and among Knife River Corporation, JPMorgan Chase Bank, N.A. and Lenders and L/C Issuers party thereto.			8-K	001-41642	10.4	June 1, 2023
10.2*	First Amendment, dated as of March 7, 2025, among Knife River Corporation, as borrower, the guarantors party thereto, the lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.			8-K	001-41642	10.1	March 10, 2025
10.3**	Knife River Corporation Change in Control Severance Plan.			8-K	001-41642	10.1	August 21, 2024
10.4**	Knife River Corporation Long Term Performance-Based Incentive Plan.			8-K	001-41642	10.5	June 1, 2023
10.5**	Form of Knife River Corporation Restricted Stock Unit Award Agreement for Non-Employee Directors under the Long-Term Performance-Based Incentive Plan, as of May 15, 2024.			10-Q	001-41642	10(b)	August 6, 2024
10.6**	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, effective July 12, 2023.			10-Q	001-41642	10(a)	November 6, 2023
10.7**	Form of Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, effective February 27, 2025.			10-Q	001-41642	10.2	May 6, 2025
10.8**	Form of Performance Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 27, 2025.			10-Q	001-41642	10.3	May 6, 2025
10.9**	Knife River Corporation Executive Incentive Compensation Plan, including Rules and Regulations.			8-K	001-41642	10.6	June 1, 2023

Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	File Number	Exhibit	Filing Date
10.10**	Knife River Corporation Deferred Compensation Plan-Plan Document and Adoption Agreement.			8-K	001-41642	10.7	June 1, 2023
10.11**	Knife River Corporation Supplemental Income Security Plan.			8-K	001-41642	10.8	June 1, 2023
10.12**	Knife River Corporation Nonqualified Defined Contribution Plan.			8-K	001-41642	10.9	June 1, 2023
10.13**	Knife River Corporation Director Compensation Policy, as amended May 22, 2025.			10-Q	001-41642	10.1	August 5, 2025
10.14**	Knife River Corporation Deferred Compensation Plan for Directors, as amended and restated effective November 14, 2025.	X
10.15**	Knife River Corporation, 401(k) Retirement Plan, effective January 1, 2026.	X
10.16**	Third Amendment to Knife River Corporation, 401(k) Retirement Plan, as amended March 17, 2025.			10-Q	001-41642	10.4	May 6, 2025
10.17**	Fourth Amendment to Knife River Corporation, 401(k) Retirement Plan, as amended June 30, 2025.			10-Q	001-41642	10.2	August 5, 2025
10.18**	Fifth Amendment to Knife River Corporation, 401(k) Retirement Plan, as amended June 30, 2025.			10-Q	001-41642	10.3	August 5, 2025
10.19**	Knife River Corporation Section 16 Officers and Directors with Indemnification Agreements Chart, as of February 19, 2026.	X
10.20**	Form of Knife River Corporation Director and/or Executive Officer Indemnification Agreement.			10-Q	001-41642	10.6	May 6, 2025
10.21**	Promotion Letter with Nathan Ring dated as of March 15, 2023.			10-12B/A	001-41642	10.9	April 28, 2023
10.22**	Promotion Letter with Nancy Christenson dated as of March 15, 2023.			10-12B/A	001-41642	10.12	April 28, 2023
10.23**	Promotion Letter with Karl Liepitz dated as of March 15, 2023.			10-12B/A	001-41642	10.13	April 28, 2023
10.24**	Promotion Letter with Trevor Hastings dated as of March 15, 2023.			10-12B/A	001-41642	10.14	April 28, 2023
10.25**	Promotion Letter with Brian R. Gray dated as of March 27, 2023.			10-12B/A	001-41642	10.15	April 28, 2023
19	Knife River Insider Trading Policy.			10-K	001-41642	19	February 21, 2025
21.1	List of Subsidiaries of Knife River Corporation.	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
95	Mine Safety Disclosures.	X
97+	Knife River Corporation Incentive Compensation Recovery Policy.			10-K	001-41642	97	February 27, 2024
101	The following financial information formatted in Inline XBRL:	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X

Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	File Number	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).	X

 + Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

Knife River Corporation

Date:	February 20, 2026	By:	/s/ Brian R. Gray
Brian R. Gray
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brian R. Gray	President, Chief Executive Officer and Director	February 20, 2026
Brian R. Gray
(Principal Executive Officer)

/s/ Nathan W. Ring	Vice President and Chief Financial Officer	February 20, 2026
Nathan W. Ring
(Principal Financial Officer)

/s/ Marney L. Kadrmas	Vice President and Chief Accounting Officer	February 20, 2026
Marney L. Kadrmas
(Principal Accounting Officer)

/s/ Karen B. Fagg	Chair of the Board and Director	February 20, 2026
Karen B. Fagg

/s/ Patricia Chiodo	Director	February 20, 2026
Patricia Chiodo

/s/ Thomas W. Hill	Director	February 20, 2026
Thomas W. Hill

/s/ German Carmona Alvarez	Director	February 20, 2026
German Carmona Alvarez

/s/ Patricia L. Moss	Director	February 20, 2026
Patricia L. Moss

/s/ William Sandbrook	Director	February 20, 2026
William Sandbrook