Form 10-Q
period 2026-03-31
Knife River Corp
filed 2026-05-05
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2026: 56,753,855 shares.

Index
Unless otherwise stated or the context otherwise requires, references in this report to “Knife River,” the “Company,” “we,” “our,” or “us” refer to Knife River Corporation and its consolidated subsidiaries.

Index
Introduction
Knife River is an aggregates-based, vertically integrated construction materials and contracting services company with 1.3 billion tons of aggregate reserves as of December 31, 2025. About 35 percent of these aggregates support internal production of ready-mix concrete, asphalt, and various contracting services, including heavy-civil and concrete construction. Our company targets mid-size, higher-growth markets and is dedicated to growth and stakeholder value through our core values: People, Safety, Quality, and the Environment.
We supply construction materials and contracting services in the United States and operate across 15 states, mainly serving public-sector infrastructure projects like highways and bridges. Our access to high-quality aggregates supports our vertically integrated model, allowing us to share resources and maximize efficiency. Products are transported by truck, rail, or barge, depending on the market. Strategically located aggregate sites, plants, and a large fleet help us serve customers effectively. This integrated approach provides scale, efficiency, and operational excellence, benefiting customers, shareholders, and communities.
Our business is organized into four operating segments, each of which is also a reportable segment. Three of the reportable segments are aligned by key geographic areas, West, Mountain and Central. Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt and contracting services. The Energy Services segment, which has locations throughout our geographic footprint, produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction. For more information on our business segments, see Note 15 of the Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share amounts)
Revenue:
Construction materials	$262,314	$213,407
Contracting services	147,817	140,064
Total revenue	410,131	353,471
Cost of revenue:
Construction materials	272,943	233,763
Contracting services	139,960	129,303
Total cost of revenue	412,903	363,066
Gross loss	(2,772)	(9,595)
Selling, general and administrative expenses	83,461	73,058
Operating loss	(86,233)	(82,653)
Interest expense	20,741	15,263
Other (expense) income	(632)	4,567
Loss before income taxes	(107,606)	(93,349)
Income tax benefit	(28,430)	(24,639)
Net loss	$(79,176)	$(68,710)

Net loss per share
Basic	$(1.40)	$(1.21)
Diluted	$(1.40)	$(1.21)
Weighted average common shares outstanding:
Basic	56,710	56,626
Diluted	56,710	56,626
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net loss	$(79,176)	$(68,710)
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $41 and $20 for the three months ended March 31, 2026 and 2025, respectively.	127	63
Postretirement liability adjustment	127	63
Other comprehensive income	127	63
Comprehensive loss attributable to common stockholders	$(79,049)	$(68,647)
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$75,458	$138,482	$123,418
Receivables, net	227,281	238,066	278,030
Contract assets	77,188	28,505	77,528
Inventories	480,531	467,051	435,714
Prepayments and other current assets	81,853	74,600	46,232
Total current assets	942,311	946,704	960,922
Noncurrent assets:
Net property, plant and equipment	2,158,337	1,743,513	2,028,933
Goodwill	573,093	449,554	519,668
Other intangible assets, net	38,144	41,967	32,680
Operating lease right-of-use assets	49,645	46,516	52,589
Investments and other	56,333	52,453	55,321
Total noncurrent assets	2,875,552	2,334,003	2,689,191
Total assets	$3,817,863	$3,280,707	$3,650,113
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$11,708	$11,780	$11,708
Accounts payable	131,353	111,962	145,581
Contract liabilities	30,301	42,016	33,773
Accrued compensation	23,068	18,983	44,253
Accrued interest	16,173	15,951	7,348
Current operating lease liabilities	15,632	13,398	15,942
Other taxes payable	14,308	14,195	11,252
Other accrued liabilities	109,745	93,781	108,132
Total current liabilities	352,288	322,066	377,989
Noncurrent liabilities:
Long-term debt	1,421,620	1,160,385	1,153,830
Deferred income taxes	292,273	221,588	287,917
Noncurrent operating lease liabilities	34,013	33,118	36,647
Other	158,344	135,966	152,790
Total liabilities	2,258,538	1,873,123	2,009,173
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,184,991 shares issued and 56,753,855 shares outstanding at March 31, 2026; 57,083,497 shares issued and 56,652,361 shares outstanding at March 31, 2025; 57,095,301 shares issued and 56,664,165 shares outstanding at December 31, 2025	572	571	571
Other paid-in capital	627,070	621,042	629,637
Retained earnings	945,444	798,836	1,024,620
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)	(3,626)
Accumulated other comprehensive loss	(10,135)	(9,239)	(10,262)
Total stockholders' equity	1,559,325	1,407,584	1,640,940
Total liabilities and stockholders' equity	$3,817,863	$3,280,707	$3,650,113
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2025	57,095,301	$571	$629,637	$1,024,620	(431,136)	$(3,626)	$(10,262)	$1,640,940
Net loss	—	—	—	(79,176)	—	—	—	(79,176)
Other comprehensive income	—	—	—	—	—	—	127	127
Stock-based compensation expense	—	—	2,859	—	—	—	—	2,859
Common stock issued for employee compensation, net of tax withholding	89,690	1	(5,426)	—	—	—	—	(5,425)
At March 31, 2026	57,184,991	$572	$627,070	$945,444	(431,136)	$(3,626)	$(10,135)	$1,559,325
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

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Operating activities:
Net loss	$(79,176)	$(68,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	52,150	38,762
Deferred income taxes	(4,211)	437
Provision for credit losses	901	335
Amortization of debt issuance costs	979	787
Employee stock-based compensation costs	2,859	2,799
Pension and postretirement benefit plan net periodic benefit cost	464	360
Unrealized losses on investments	760	692
Gains on sales of assets	(1,981)	(2,410)
Gain on bargain purchase	—	(3,547)
Equity in (losses) earnings of unconsolidated affiliates	(165)	15
Changes in current assets and liabilities, net of acquisitions:
Receivables	52,549	41,081
Inventories	(41,095)	(50,360)
Other current assets	(33,469)	(35,473)
Accounts payable	(5,285)	(12,772)
Other current liabilities	(8,455)	(40,255)
Pension and postretirement benefit plan contributions	(137)	(158)
Other noncurrent changes	4,762	3,140
Net cash used in operating activities	(58,550)	(125,277)
Investing activities:
Capital expenditures	(77,316)	(74,958)
Acquisitions, net of cash acquired	(174,228)	(443,439)
Net proceeds from sale or disposition of property and other	3,101	17,524
Investments	(2,612)	(2,760)
Net cash used in investing activities	(251,055)	(503,633)
Financing activities:
Issuance of long-term debt	270,000	500,000
Repayment of long-term debt	(2,930)	(19)
Debt issuance costs	—	(11,070)
Tax withholding on stock-based compensation	(5,425)	(2,653)
Net cash provided by financing activities	261,645	486,258
Decrease in cash, cash equivalents and restricted cash	(47,960)	(142,652)
Cash, cash equivalents and restricted cash -- beginning of year	123,418	281,134
Cash, cash equivalents and restricted cash -- end of period	$75,458	$138,482
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
March 31, 2026 and 2025
(Unaudited)
Note 1 - Background
At Knife River, we are a people-first construction materials and contracting services company. We provide construction materials and contracting services to build safe roads, bridges, airport runways and other critical infrastructure needs that connect people with where they want to go and with the supplies they need. We are one of the leading providers of crushed stone and sand and gravel in the United States and operate across 15 states. We conduct our operations through four reportable segments: West, Mountain, Central and Energy Services.
Note 2 - Basis of Presentation
The accompanying consolidated interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with the Company's 2025 Annual Report on Form 10-K (Annual Report). The information is unaudited but includes adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature.
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
In December 2025, we reclassified our retention receivables of $42.8 million on a contract-by-contract basis from accounts receivable. The reclassification resulted in an increase to contract assets of $31.8 million and a decrease to contract liabilities of $11.0 million. This reclassification was due to FASB’s clarification of retention receivables under ASC 606 and was applied on a prospective basis. Prior years quarters were not revised.
Management has also evaluated the impact of events occurring after March 31, 2026, up to the date of issuance of these consolidated interim financial statements on May 5, 2026, that would require recognition or disclosure in the Consolidated Financial Statements.
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

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Cash and cash equivalents	$13,346	$86,118	$73,821
Restricted cash	62,112	52,364	49,597
Cash, cash equivalents and restricted cash	$75,458	$138,482	$123,418
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
Note 4 - Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $23.2 million, $27.3 million and $15.3 million at March 31, 2026, March 31, 2025 and December 31, 2025, respectively. Receivables were as follows:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Trade receivables	$139,789	$122,828	$155,836
Contract receivables	92,547	119,556	127,383
Receivables, gross	232,336	242,384	283,219
Less expected credit loss	5,055	4,318	5,189
Receivables, net	$227,281	$238,066	$278,030
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

Index
the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management has reviewed the balance reserved through the allowance for expected credit losses and believes it is reasonable.
Details of our expected credit losses were as follows:

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2025	$2,405	$274	$1,602	$908	$5,189
Current expected credit loss provision	67	(34)	70	37	140
Less write-offs charged against the allowance	174	52	11	37	274
At March 31, 2026	$2,298	$188	$1,661	$908	$5,055

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2024	$2,478	$780	$921	$166	$4,345
Current expected credit loss provision	—	42	30	263	335
Less write-offs charged against the allowance	73	8	18	263	362
At March 31, 2025	$2,405	$814	$933	$166	$4,318
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Finished products	$319,045	$299,032	$304,281
Raw materials	114,830	126,949	91,069
Supplies and parts	46,656	41,070	40,364
Total	$480,531	$467,051	$435,714

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

Index
Note 6 - Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net loss by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance shares and restricted stock units. Our potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share and is considered antidilutive. Basic and diluted net loss per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share amounts)
Net loss	$(79,176)	$(68,710)
Weighted average common shares outstanding - basic	56,710	56,626
Effect of dilutive performance shares and restricted stock units	—	—
Weighted average common shares outstanding - diluted	56,710	56,626
Shares excluded from the calculation of diluted loss per share	173	274
Net loss per share-basic	$(1.40)	$(1.21)
Net loss per share-diluted	$(1.40)	$(1.21)
Note 7 - Accumulated Other Comprehensive Loss
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income (loss) is the amortization of postretirement liability losses for our benefit plans. As of March 31, 2026 and 2025, and December 31, 2025, accumulated other comprehensive loss was $10.1 million, $9.2 million and $10.3 million, respectively.
For the three months ended March 31, 2026 and 2025, we amortized $127,000 and $63,000, respectively, of expense into other income, and $41,000 and $20,000, respectively, into income taxes.
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

Three Months Ended March 31, 2026	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$64,772	$13,564	$25,177	$—	$—	$103,513
Ready-mix concrete	73,951	22,636	47,958	—	—	144,545
Asphalt	12,759	2,797	5,419	—	—	20,975
Liquid asphalt	—	—	—	18,192	—	18,192
Other	34,609	1	4,017	4,029	3,932	46,588
Contracting services public-sector	47,406	40,041	26,609	—	—	114,056
Contracting services private-sector	20,363	10,805	2,593	—	—	33,761
Internal sales	(42,876)	(8,608)	(10,579)	(5,642)	(3,794)	(71,499)
Revenues from contracts with customers	$210,984	$81,236	$101,194	$16,579	$138	$410,131

Three Months Ended March 31, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$56,257	$8,043	$17,092	$—	$—	$81,392
Ready-mix concrete	69,780	13,087	25,591	—	—	108,458
Asphalt	8,866	498	6,770	—	—	16,134
Liquid asphalt	—	—	—	12,228	—	12,228
Other	34,406	3	2,418	2,995	3,669	43,491
Contracting services public-sector	38,772	36,179	24,276	—	—	99,227
Contracting services private-sector	28,836	11,829	172	—	—	40,837
Internal sales	(28,899)	(3,645)	(8,478)	(3,678)	(3,596)	(48,296)
Revenues from contracts with customers	$208,018	$65,994	$67,841	$11,545	$73	$353,471
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
The changes in contract assets and liabilities were as follows:

	March 31, 2026	December 31, 2025	Change
	(In thousands)
Contract assets[1]	$77,188	$77,528	$(340)
Contract liabilities[1]	(30,301)	(33,773)	3,472
Net contract assets	$46,887	$43,755	$3,132
1Following the issuance of the FASB Staff Educational Paper on Topic 606: Presentation and Disclosure of Retainage for Construction Contractors, we have reclassed retention receivables on a contract-by-contract basis from accounts receivable to contract assets and liabilities. The change in presentation was on a prospective basis beginning with balances as of December 31, 2025.

Index

	March 31, 2025	December 31, 2024	Change
	(In thousands)
Contract assets	$28,505	$31,283	$(2,778)
Contract liabilities	(42,016)	(42,126)	110
Net contract liabilities	$(13,511)	$(10,843)	$(2,668)

We recognized $27.6 million in revenue for the three months ended March 31, 2026, which was previously included in contract liabilities at December 31, 2025. We recognized $28.2 million in revenue for the three months ended March 31, 2025, which was previously included in contract liabilities at December 31, 2024.
We recognized a net increase in revenues of $4.2 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively, from performance obligations satisfied in prior periods.
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
At March 31, 2026, our remaining performance obligations were $1.2 billion. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $913.9 million within the next 12 months or less; $155.3 million within the next 13 to 24 months; and $99.6 million in 25 months or more.
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
As of March 31, 2026, the estimated fair value of the assets acquired and liabilities for the acquisitions completed in 2026 were considered provisional as we continue to gather information to finalize the valuation of these assets and liabilities. The fair values are considered provisional until final fair values are determined during the measurement period. We expect to record adjustments as we accumulate the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. We will utilize market and cost approaches to estimate the fair value of the property, plant and equipment, excluding aggregate reserves. The fair value of aggregate reserves and intangible assets are determined using the income approach. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. We have engaged third-party valuation firms to assist in the analysis and valuation of certain assets. While we chose to utilize third-party valuation firms, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
The excess of the total purchase price over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. We believe that the goodwill relates to several factors, including potential synergies related to market opportunities for multiple product offerings and economies of scale expected from combining our operations with the businesses acquired.
During the first three months of 2026, we completed the following three acquisitions:

•Two Montana aggregates-based operations within the Mountain segment; one operation consists of a ready-mix concrete business supported by owned aggregate reserves, while the other includes owned aggregate reserves, ready-mix operations and precast concrete manufacturing capabilities.
•A Utah aggregates-based company in the Mountain segment that consists of owned aggregate reserves, asphalt production and contracting services; this acquisition expanded our footprint into a new state.

Index
The aggregated purchase consideration for these three acquisitions was $174.2 million, net of cash assumed, and subject to post-closing adjustments. These acquisitions were not considered material separately or in the aggregate. The acquisitions resulted in the recognition of $8.6 million of current assets; $120.8 million of assets in property, plant and equipment; $54.2 million of goodwill; $5.3 million of intangible assets, which included $4.1 million of backlog and $1.2 million of customer relationships; $8.5 million deferred income tax liability; $5.7 million of current liabilities; and $547,000 of noncurrent liabilities - other. The revenue and net income (loss) of these acquisitions was immaterial for the three months ended March 31, 2026.
During 2025, we completed five acquisitions with an aggregated purchase price of $622.2 million, subject to future post-closing adjustments. As of March 31, 2026, the purchase accounting was complete on three of the acquisitions and no material adjustments were needed. During the first quarter of 2026, we recorded a reduction to goodwill of $780,000, related to an increase of $3.0 million in intangibles and a decrease of $2.2 million in property, plant and equipment for acquisitions completed in 2025.
For the three months ended March 31, 2026 and 2025, we incurred acquisition-related costs on completed and other potential acquisitions of $2.0 million and $5.3 million, respectively. These costs are included in our Corporate Services in selling, general and administrative expenses on the Consolidated Statement of Operations.
Dispositions
On March 7, 2025, we sold four ready-mix plant operations for total proceeds of $14.5 million. The ready-mix plant operations were acquired by us as part of the Strata acquisition and subsequently sold to a third-party. The ready-mix plants were included in assets held for sale on the opening balance sheet for Strata at the time of the acquisition.
Note 11 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2026	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2026
	(In thousands)
West	$137,575	$—	$306	$137,881
Mountain	26,816	54,205	—	81,021
Central	323,903	—	(1,086)	322,817
Energy Services	31,374	—	—	31,374
Total	$519,668	$54,205	$(780)	$573,093

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2025
	(In thousands)
West	$123,674	$—	$—	$123,674
Mountain	26,816	—	—	26,816
Central	115,322	152,329	—	267,651
Energy Services	31,413	—	—	31,413
Total	$297,225	$152,329	$—	$449,554

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2025
	(In thousands)
West	$123,674	$11,904	$1,997	$137,575
Mountain	26,816	—	—	26,816
Central	115,322	212,962	(4,381)	323,903
Energy Services	31,413	—	(39)	31,374
Total	$297,225	$224,866	$(2,423)	$519,668

Index
Other amortizable intangible assets were as follows:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Customer relationships	$33,030	$30,703	$34,699
Less accumulated amortization	14,064	11,798	15,789
	18,966	18,905	18,910
Noncompete agreements	2,655	3,107	3,107
Less accumulated amortization	2,502	2,743	2,904
	153	364	203
Tradename	7,470	7,470	7,470
Less accumulated amortization	1,058	188	871
	6,412	7,282	6,599
Backlog	7,517	9,890	10,395
Less accumulated amortization	754	32	9,052
	6,763	9,858	1,343
Other	6,220	6,688	5,968
Less accumulated amortization	370	1,130	343
	5,850	5,558	5,625
Total	$38,144	$41,967	$32,680
The previous tables include goodwill and intangible assets associated with the business combinations completed in 2026 and 2025. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three months ended March 31, 2026 and 2025 was $3.1 million and $1.1 million, respectively. Estimated amortization expense for identifiable intangible assets as of March 31, 2026, was:

	Remainder of 2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Amortization expense	$9,830	$4,823	$4,335	$3,731	$2,940	$12,485
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
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invest in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $35.7 million, $30.5 million and $34.0 million at March 31, 2026 and 2025, and December 31, 2025, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized losses on these investments were $761,000 and $692,000 for the three months ended March 31, 2026 and 2025, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2026, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2026
	(In thousands)
Assets:
Money market funds	$—	$2,799	$—	$2,799
Insurance contracts	—	35,707	—	35,707
Total assets measured at fair value	$—	$38,506	$—	$38,506

	Fair Value Measurements at March 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$4,125	$—	$4,125
Insurance contracts	—	30,451	—	30,451
Total assets measured at fair value	$—	$34,576	$—	$34,576

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$2,775	$—	$2,775
Insurance contracts	—	33,982	—	33,982
Total assets measured at fair value	$—	$36,757	$—	$36,757
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
The assets and liabilities of the acquisitions that occurred through March 31, 2026 and 2025 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment. For more information on these Level 2 and 3 fair value measurements, see Note 10.

Index
Our long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of our Level 2 long-term debt was as follows:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Carrying amount	$1,448,212	$1,189,931	$1,181,142
Fair value	$1,463,925	$1,208,611	$1,202,247
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of ours contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes we, as applicable, were in compliance with at March 31, 2026. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2026	March 31, 2026	March 31, 2025	December 31, 2025
		(In thousands)
Term loan A agreement due on March 7, 2030	5.45%	$258,070	$264,688	$259,725
Term loan B agreement due on March 8, 2032	5.67%	495,000	500,000	496,250
Revolving credit agreement	6.46%	270,000	—	—
Senior notes due on May 1, 2031	7.75%	425,000	425,000	425,000
Other notes due on January 1, 2061	—%	141	243	167
Less unamortized debt issuance costs		14,883	17,766	15,604
Total long-term debt		1,433,328	1,172,165	1,165,538
Less current maturities		11,708	11,780	11,708
Net long-term debt		$1,421,620	$1,160,385	$1,153,830
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at March 31, 2026, were as follows:

	Remainder of 2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Long-term debt maturities	$8,803	$16,631	$18,234	$23,197	$485,096	$896,250

Index
Note 14 - Cash Flow Information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Interest paid, net	$10,985	$4,731
Income taxes paid, net	$41	$2,883

Noncash investing and financing transactions were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Property, plant and equipment additions in accounts payable	$8,673	$5,023
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,587	$1,179
Accrual for holdback payment related to a business combination	$5,695	$—
Note 15 - Business Segment Data
We focus on the vertical integration of our products and services by offering customers a single source for construction materials and related contracting services. We operate in 15 states across the United States through our four operating segments: West, Mountain, Central and Energy Services, each of which is also a reportable segment. Each segment’s performance is evaluated based on segment results without allocating corporate expenses, which include corporate costs associated with accounting, legal, treasury, business development, information technology, human resources, and other corporate expenses that support the operating segments.
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
The preceding information follows the same accounting policies as described in the audited financial statements and notes included in the Company's 2025 Annual Report. Information on our segments was as follows:

Index

	Three Months Ended March 31, 2026					Three Months Ended March 31, 2025
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$210,984	$81,236	$101,194	$16,579	$409,993	$208,018	$65,994	$67,841	$11,545	$353,398
Intersegment revenues	793	—	13	3,870	4,676	274	—	13	2,398	2,685
Total segment revenue	211,777	81,236	101,207	20,449	414,669	208,292	65,994	67,854	13,943	356,083

Other revenues[1]					512					530
Less: Elimination of intersegment revenue					5,050					3,142
Total consolidated revenue					$410,131					$353,471

Cost of revenue excluding depreciation, depletion and amortization	166,014	77,766	104,776	21,336		165,013	72,955	73,655	17,617
Selling, general and administrative expenses excluding depreciation, depletion and amortization	23,090	11,663	23,270	3,713		21,646	9,299	18,470	4,099
Other segment items[2]	(461)	(29)	5	(29)		3,281	(7)	(21)	(29)
Total segment EBITDA	$22,212	$(8,222)	$(26,834)	$(4,629)	$(17,473)	$24,914	$(16,267)	$(24,292)	$(7,802)	$(23,447)

Consolidated loss before income taxes					(107,606)					(93,349)
Plus:
Depreciation, depletion and amortization					52,150					38,762
Interest expense, net[3]					20,066					13,123
Less unallocated amounts:
Other corporate revenue					139					73
Other corporate expenses					(18,056)					(18,090)
Total segment EBITDA					$(17,473)					$(23,447)

Capital expenditures	$10,396	$19,243	$29,350	$2,198	$61,187	$26,921	$13,929	$25,893	$1,617	$68,360
Assets	$1,483,533	$564,497	$1,348,898	$272,557	$3,669,485	$1,265,438	$350,259	$1,138,931	$285,681	$3,040,309
Other assets					5,478,819					4,778,400
Elimination of intercompany receivables and investment in subsidiaries					5,330,441					4,538,002
Total consolidated assets					$3,817,863					$3,280,707
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
At March 31, 2026 and 2025, and December 31, 2025, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $3.2 million, $3.4 million and $3.3 million, respectively. At March 31, 2026, we also recorded corresponding insurance receivables of $145,000. At March 31, 2025 and December 31, 2025, there were no corresponding insurance receivables recorded. The accruals are for contingencies, including litigation and environmental matters. Most of these claims and lawsuits are covered by insurance, thus our exposure is typically limited to our deductible amount. We will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Knife River Corporation - Northwest is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in our 2025 Annual Report.
Guarantees
We have outstanding obligations to third parties where we have guaranteed our performance. These guarantees are related to contracts for contracting services and certain other guarantees. At March 31, 2026, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2026.
We have outstanding letters of credit to third parties related to insurance policies and other agreements. At March 31, 2026, the fixed maximum amounts guaranteed under these letters of credit aggregated to $51.8 million. At March 31, 2026, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $756,000 in 2026, $50.9 million in 2027, and $175,000 in 2028. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2026.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, we would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the future. At March 31, 2026, approximately $990.4 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, projections, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, Knife River Corporation ("Knife River," the "Company," "we," "our," or "us") may publish or otherwise make available forward-looking statements of this nature, including statements related to its Competitive EDGE strategy (EDGE) implemented to improve margins and to execute on other strategic initiatives aimed at generating long-term profitable growth, shareholder value creation, expected long-term goals, expected backlog margin, acquisitions, financing plans, expected federal and state funding for infrastructure or other proposed strategies.
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of our Company, are expressly qualified by the risk factors and cautionary statements reported in the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2025 Annual Report on Form 10-K (Annual Report) and subsequent filings with the United States Securities and Exchange Commission (SEC).
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
We are one of the leading providers of crushed stone and sand and gravel in the United States and operate through four reportable segments across 15 states: West, Mountain, Central and Energy Services. The geographic segments primarily provide aggregates, asphalt and ready-mix concrete, as well as related contracting services such as heavy-civil construction, asphalt paving, concrete construction, site development and grading. The Energy Services segment produces and supplies liquid asphalt and related services, primarily for use in asphalt road construction.
As an aggregates-based construction materials and contracting services company, we have 1.3 billion tons of aggregate reserves supporting our vertically integrated business strategy. About 35 percent of these aggregates are used internally to support value-added downstream products like ready-mix concrete and asphalt, as well as contracting services such as heavy-civil construction, asphalt paving, concrete construction, bridges and in some segments the manufacturing of prestressed concrete products. Our strategically located aggregate sites and associated asphalt and ready-mix plants near mid-sized, higher-growth markets offer transportation advantages, enabling competitive pricing and higher margins. We serve both public and private markets, with public projects making up most of our work and providing stability through economic cycles, which helps offset the cyclical nature of the private markets.

Index
We provide various products and services and operate a variety of facility types, including aggregate quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities, in the following states:
•West: Alaska, California, Hawaii, Oregon and Washington
•Mountain: Idaho, Montana, Utah and Wyoming
•Central: Iowa, Minnesota, North Dakota, South Dakota and Texas
•Energy Services: California, Iowa, Nebraska, Oregon, South Dakota, Texas, Washington and Wyoming
The following table presents a summary of products and services provided, as well as modes of transporting those products:

	Products and Services							Modes of Transportation
Precast/
			Ready-Mix	Construction	Prestressed	Liquid		Heavy
	Aggregates	Asphalt	Concrete	Services	Concrete	Asphalt	Cement	Equipment	Trucking	Rail	Barge
West	X	X	X	X	X		X	X	X	X	X
Mountain	X	X	X	X	X			X	X
Central	X	X	X	X	X			X	X	X
Energy Services						X			X	X
Market Conditions and Outlook
Federal and state funding remains strong for a majority of our markets with approximately 80 percent of our historical contracting services revenue each year coming from public-sector projects, enhancing stability through market cycles. For more information on factors that may negatively impact our business, see the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2025 Annual Report.
Backlog. Our contracting services backlog was as follows:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In millions)
West	$180.3	$242.1	$203.6
Mountain	500.4	418.3	395.7
Central	488.1	278.3	432.8
	$1,168.8	$938.7	$1,032.1
Expected margins on backlog at March 31, 2026, were lower compared to the expected margins on backlog at March 31, 2025. Of the $1.2 billion of backlog at March 31, 2026, we expect to complete approximately $914 million in the 12 months following March 31, 2026. Approximately 88 percent of our backlog at March 31, 2026, is related to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation (DOT). Further, there continues to be infrastructure development, as discussed in the following section on Public Funding, which is expected to continue to provide bidding opportunities in our markets.
Period-over-period increases or decreases in backlog may not be indicative of future revenues, margins, net income or earnings before interest, taxes, depreciation, depletion and amortization (EBITDA). See the section entitled “Item 1A. Risk Factors” in Part I of the Company's 2025 Annual Report for a list of factors that can cause revenues to be realized in periods and at levels that are different from originally projected.

Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. Currently, states have continued moving forward with allocating funds from federal programs, such as the Infrastructure Investment and Jobs Act (IIJA), which is authorized to provide $1.2 trillion in funding from 2022 through 2026. As of March 2026, approximately 43 percent of IIJA formula funding had yet to be spent in our 15 state operating market. While each market is unique, the DOT budgets in most of the states where we operate remain strong. Eleven of our 15 states have record DOT budgets for the 2026 fiscal year, representing a combined 15 percent increase over 2025.

In 2025, the American Society of Civil Engineers published its 2025 Report Card for America's Infrastructure, assigning the United States roads a "D+" grade and estimating that between 2024 and 2033, the country will require more funding than what is currently authorized. It is estimated that a total of $2.2 trillion in funding will be needed for our roadway systems to reach a state of good repair during that time period.
Profitability. The management team consistently monitors profit margins and has adopted a proactive approach in supporting long-term profitability objectives and creating shareholder value. In 2023, we launched our EDGE initiatives and established specialized

Index
teams to deliver training, support higher-margin bidding opportunities across regions and pursue targeted growth opportunities. Process Improvement Teams ("PIT Crews") have focused on improving operational efficiencies, reducing production costs across our materials product lines and optimizing product quality. In addition, we are rolling out new technologies designed to increase productivity and provide enhanced, real-time visibility into daily operations.
We could be subject to downward pressure on our margins due to competitive forces and fluctuations in the prices of raw materials, including diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel. To help offset these pressures, we have utilized various mitigation strategies, such as dynamic pricing, energy escalation clauses in our contracting services contracts, securing materials in advance including the prepurchasing of diesel, fuel surcharges and pursuing other cost-saving measures. During the first quarter of 2026, our teams were successful with these mitigating controls and we have not seen a material impact to our results of operations as a result of the conflict in Iran. We will continue to monitor the effects these economic conditions could have on our business.
Growth. Our management team continues to evaluate growth opportunities, both through organic growth and acquisitions they believe will generate shareholder value. Our business development team is focused on our growth with materials-led businesses in mid-size, higher growth markets, and has several targets at various stages of completion in our acquisition pipeline. During the first quarter of 2026, we finalized three acquisitions within the Mountain region. Two of these transactions will allow us to broaden our presence in Montana, enhancing our ability to supply aggregates and ready-mix concrete to the expanding market in western Montana. Additionally, the acquisition of Morgan Asphalt marks our entry into the Utah market. This acquisition includes aggregate crushing and production operations with reserves projected to last over 30 years, an asphalt manufacturing facility and a range of contracting services such as asphalt paving, excavation and grading, serving both public and private sector customers.
In addition, we are investing in multiple organic projects, including an aggregates expansion project in South Dakota that will increase our production capabilities in the Sioux Falls market. This project is scheduled to be operational in 2027. In Twin Falls, Idaho, we greenfielded new ready-mix operations, which allows us to build a local team in this higher-growth market. The Twin Falls plant is expected to be fully operational in the second quarter of 2026.
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
Our training and development team, based out of the Knife River Training Center, is comprised of professional instructors, who bring a wealth of knowledge and experience to the learning environment. This dedicated team has a long-standing tradition of delivering quality training programs that are both comprehensive and practical. Their expertise helps ensure that our team members receive the highest standard of education and skill development.

Index
Consolidated Overview

	Three Months Ended
	March 31,
	2026	2025	% Change
	(In millions)
Revenue	$410.1	$353.5	16%
Cost of revenue	412.9	363.1	14%
Gross loss	(2.8)	(9.6)	71%
Selling, general and administrative expenses	83.5	73.1	14%
Operating loss	(86.3)	(82.7)	(4)%
Interest expense	20.7	15.3	35%
Other (expense) income	(0.6)	4.6	(113)%
Loss before income taxes	(107.6)	(93.4)	(15)%
Income tax benefit	(28.4)	(24.7)	(15)%
Net loss	$(79.2)	$(68.7)	(15)%

EBITDA*	$(35.4)	$(41.5)	15%
Adjusted EBITDA*	$(31.8)	$(38.0)	16%
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
Gross (loss) profit includes revenue less cost of revenue, as defined above, and is the difference between revenue and the cost of making a product or providing a service, before deducting selling, general and administrative expenses, income taxes and interest expense.
Selling, general and administrative expenses include the costs for estimating, bidding and business development, as well as costs related to corporate and administrative functions. Selling expenses can vary depending on the volume of projects in process and the number of employees assigned to estimating and bidding activities. Other general and administrative expenses include outside services; healthcare; information technology; depreciation and amortization; training, travel and entertainment; office supplies; allowance for expected credit losses; gains or losses on the sale of assets; and other miscellaneous expenses.
Other (expense) income includes net periodic benefit costs for our benefit plan expenses, other than service costs; interest income; realized and unrealized gains and losses on investments for our nonqualified benefit plans; earnings or losses on joint venture arrangements; gain on bargain purchase; and other miscellaneous income or expenses.
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

Index
The following tables summarize our operating results.

	Three Months Ended
	March 31,
	2026		2025
	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
West	$211.8		$208.3
Mountain	81.2		66.0
Central	101.2		67.9
Energy Services	20.4		13.9
Total segment revenues	414.6		356.1
Corporate Services and Eliminations	(4.5)		(2.6)
Consolidated revenues	$410.1		$353.5

EBITDA (a):
West	$22.2	10.5%	$24.9	12.0%
Mountain	(8.2)	(10.1)%	(16.3)	(24.6)%
Central	(26.8)	(26.5)%	(24.3)	(35.8)%
Energy Services	(4.6)	(22.6)%	(7.8)	(56.0)%
Total segment EBITDA (a)	(17.4)	(4.2)%	(23.5)	(6.6)%
Corporate Services and Eliminations (b)	(18.0)	N.M.	(18.0)	N.M.
Consolidated EBITDA (a)	$(35.4)	(8.6)%	$(41.5)	(11.7)%
(a)EBITDA, total segment EBITDA, EBITDA margin and total segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."
(b)N.M. - not meaningful

	Three Months Ended
	March 31,
	2026	2025
Sales (thousands):
Aggregates (tons)	4,878	3,867
Ready-mix concrete (cubic yards)	724	544
Asphalt (tons)	283	199

Average selling price:*
Aggregates (per ton)	$21.22	$21.05
Ready-mix concrete (per cubic yard)	$199.76	$199.26
Asphalt (per ton)	$74.06	$81.05
*The average selling price includes freight and delivery and other revenues.

Index

	Three Months Ended
	March 31,
	2026		2025
	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$103.5		$81.4
Ready-mix concrete	144.5		108.5
Asphalt	21.0		16.1
Liquid asphalt	18.2		12.2
Other*	46.6		43.5
Contracting services	147.8		140.1
Internal sales	(71.5)		(48.3)
Total revenues	$410.1		$353.5

Gross (loss) profit by product line:
Aggregates	$(3.7)	(3.5)%	$(6.0)	(7.4)%
Ready-mix concrete	15.5	10.7%	8.7	8.1%
Asphalt	(4.9)	(23.6)%	(5.7)	(35.4)%
Liquid asphalt	(2.7)	(15.0)%	(4.2)	(34.3)%
Other*	(14.8)	(31.8)%	(13.2)	(30.3)%
Contracting services	7.8	5.3%	10.8	7.7%
Total gross loss	$(2.8)	(0.7)%	$(9.6)	(2.7)%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Revenue
Revenue increased $56.6 million, led mostly by ready-mix volumes contributing $35.8 million to the increase followed by an increase in aggregate volumes of $21.5 million, largely driven by recent acquisitions as well as favorable weather allowing for early season contracting services work. Partially offsetting the increased revenue was lower volumes in Hawaii due to significant flooding in the state.
Gross loss
Gross loss improved $6.8 million, largely the result of higher revenues noted above, as well as a decrease in maintenance and pre-production costs.
Selling, general and administrative expenses
As a percentage of revenues, selling, general and administrative expense was 20.4 percent in the first quarter of 2026 compared to 20.7 percent in 2025. Due to the seasonality of our operations, our first quarter selling, general and administrative costs as a percent of revenue are higher than our annualized costs. For the first quarter of 2026, we experienced higher costs, largely as a result of the additional costs associated with the companies acquired in 2025 and the first quarter of 2026, including additional payroll and payroll-related costs and $2.1 million higher purchase accounting-related intangible asset amortization.
Interest expense
Interest expense increased $5.4 million due primarily to higher average debt balances with the issuance of a Term Loan B in March of 2025 and borrowings under our revolving credit facility, offset in part by lower average interest rates.
Other income (expense)
Other income decreased $5.2 million, largely due to the absence of a one-time gain of $3.5 million on the bargain purchase of an aggregate quarry operation in the West segment in prior year, as well as decreased interest income as a result of less cash on hand.
Income tax benefit
Income tax benefit increased $3.7 million, corresponding with higher loss before income taxes. Our effective tax rate for 2026 and 2025 was 26.4 percent.

Index
Business Segment Financial and Operating Data
A discussion of key financial data from our business segments follows. We provide segment-level information by revenue, EBITDA and EBITDA margin, as these are the measures of profitability used by our chief operating decision maker to assess operational results.
Results of Operations - West

	Three Months Ended
	March 31,
	2026	2025	% Change
	(In millions)
Revenue	$211.8	$208.3	2%
EBITDA	$22.2	$24.9	(11)%
EBITDA margin	10.5%	12.0%

	Three Months Ended
	March 31,
	2026	2025
	(In millions)
Revenues:
Aggregates	$64.8	$56.3
Ready-mix concrete	73.9	69.8
Asphalt	12.7	8.8
Other*	34.7	34.4
Contracting services	67.8	67.6
Internal sales	(42.1)	(28.6)
	$211.8	$208.3
*Other includes cement, merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Revenue increased $3.5 million for the quarter, primarily due to higher aggregate, ready-mix and asphalt sales volumes in Oregon of $16.8 million, driven by stronger demand in the private sector, timing of projects and contributions from acquisitions completed in 2025. In addition, California's public agency market remained strong and contributed an additional $10.6 million in contracting services and aggregate sales volumes. These improvements were partially offset by lower aggregate, cement and ready-mix sales volumes in Hawaii of $9.3 million due to significant flooding conditions, as well as a decline in contracting services in Oregon due to less available agency work.
EBITDA decreased 11 percent for the quarter, primarily related to the absence of a one-time gain of $3.5 million related to an acquisition recognized as a bargain purchase in the first quarter of 2025. In addition, the significant flooding in Hawaii contributed to the EBITDA decrease. This was partially offset by higher aggregate and ready-mix gross margins in Oregon due to improved volumes mentioned above.

Results of Operations - Mountain

	Three Months Ended
	March 31,
	2026	2025	% Change
	(In millions)
Revenue	$81.2	$66.0	23%
EBITDA	$(8.2)	$(16.3)	49%
EBITDA margin	(10.1)%	(24.6)%

Index

	Three Months Ended
	March 31,
	2026	2025
	(In millions)
Revenues:
Aggregates	$13.5	$8.0
Ready-mix concrete	22.6	13.1
Asphalt	2.9	0.5
Contracting services	50.8	48.0
Internal sales	(8.6)	(3.6)
	$81.2	$66.0
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Revenue increased $15.2 million in the quarter, mainly driven by favorable weather increasing volumes, along with higher pricing for ready-mix, aggregate and asphalt, which contributed $16.9 million of additional revenue to our legacy operations. The favorable weather also allowed for early season contracting services work across the segment, resulting in an additional $1.6 million of revenue. Acquisitions made during the quarter further added to the overall revenue growth.
EBITDA improved $8.1 million for the quarter, largely due to higher revenues as noted above, as well as production cost efficiencies for all product lines. Slightly offsetting was $2.4 million higher selling, general and administrative costs mostly related to additional overhead costs from the three acquired companies during the quarter and increased labor costs.

Results of Operations - Central

	Three Months Ended
	March 31,
	2026	2025	% Change
	(In millions)
Revenue	$101.2	$67.9	49%
EBITDA	$(26.8)	$(24.3)	(10)%
EBITDA margin	(26.5)%	(35.8)%

	Three Months Ended
	March 31,
	2026	2025
	(In millions)
Revenues:
Aggregates	$25.2	$17.1
Ready-mix concrete	48.0	25.6
Asphalt	5.4	6.8
Other*	4.0	2.4
Contracting services	29.2	24.5
Internal sales	(10.6)	(8.5)
	$101.2	$67.9
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Revenue increased $33.3 million for the quarter, primarily driven by contributions from companies acquired in 2025. Among these, the acquisition of Texcrete in December led to ready-mix volumes that were more than twice as high in Texas as the prior year. In addition, legacy contracting services increased $3.3 million across the segment as a result of more available work and aggregate volumes increased $5.6 million, largely as a result of data center projects.

Index
EBITDA decreased $2.5 million, largely the result of two additional months of seasonal losses at Strata in 2026 and higher selling, general and administrative expenses mostly related to additional overhead costs from the companies acquired in 2025 and increased labor costs. Partially offsetting these decreases was higher ready-mix gross profit as a result of the additional volumes mentioned above and higher contracting services gross profit at our legacy operations.

Results of Operations - Energy Services

	Three Months Ended
	March 31,
	2026	2025	% Change
	(In millions)
Revenue	$20.4	$13.9	47%
EBITDA	$(4.6)	$(7.8)	41%
EBITDA margin	(22.6)%	(56.0)%

	Three Months Ended
	March 31,
	2026	2025
	(In millions)
Revenues:
Liquid Asphalt	$18.2	$12.2
Other*	4.0	3.0
Internal sales	(1.8)	(1.3)
	$20.4	$13.9
*Other includes fabric and spreading, burner fuels, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Revenue increased $6.5 million, primarily driven by higher sales volumes due to favorable weather across the segment.
EBITDA improved $3.2 million, largely as a result of increased sales volumes, as well as lower operating costs due to lower input costs and the absence of boiler repairs and railcar maintenance incurred in the prior year.

Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of our company, as well as insurance activity at our captive insurer; interest expense on a majority of our long-term debt; interest income; and unrealized gains or losses on investments for nonqualified benefit plans.
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
During the first quarter of 2026, Corporate Services contributed negative EBITDA of $18.0 million, which was comparable to the prior year, as a result of flat selling, general and administrative costs year-over-year. Lower due diligence and integration costs related to corporate development and completed acquisitions were offset by increased salaries and burden.

Liquidity and Capital Resources
At March 31, 2026, we had unrestricted cash and cash equivalents of $13.3 million, working capital of $590.0 million and borrowing capacity of $178.2 million on our revolving credit facility, net of our outstanding letters of credit. Working capital is calculated as current assets less current liabilities. As of March 31, 2026, we had sufficient liquid assets and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
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

Index
The ability to fund our cash needs will depend on the ongoing ability to generate cash from operations and obtain debt financing with competitive rates. We rely on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations, particularly in the first half of the year, due to the seasonal nature of the business. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of debt and strategic business development transactions.
Capital expenditures
We are committed to disciplined capital allocation, including reinvesting in our company to maintain fixed assets, improve operations and grow our business.
We currently estimate total 2026 capital expenditures for maintenance and improvement to be between $170 million and $235 million. For the three months ended March 31, 2026, we spent $42.3 million, largely on the replacement of construction equipment and plant improvements.
Additionally, for the three months ended March 31, 2026, we spent $209.2 million on growth initiatives, which comprised of $174.2 million on acquisitions and $35.0 million on aggregate expansion and greenfield projects. For the remainder of 2026, we estimate to spend $101.4 million on organic growth projects. Capital expenditures for future acquisitions and new organic growth opportunities would be incremental to our outlined capital program. It is anticipated that capital expenditures for the remainder of 2026 will be funded by various sources, including cash flows from operations and debt.
Cash flows

	Three Months Ended
	March 31,
	2026	2025
	(In millions)
Net cash provided by (used in)
Operating activities	$(58.6)	$(125.3)
Investing activities	(251.0)	(503.6)
Financing activities	261.7	486.3
Decrease in cash, cash equivalents and restricted cash	(47.9)	(142.6)
Cash, cash equivalents and restricted cash -- beginning of year	123.4	281.1
Cash, cash equivalents and restricted cash -- end of period	$75.5	$138.5
Operating activities

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Components of net cash used in operating activities:
Net loss	$(79.2)	$(68.7)	$(10.5)
Adjustments to reconcile net loss to net cash used in operating activities	51.8	38.2	13.6
Changes in current assets and liabilities, net of acquisitions:
Receivables	52.5	41.1	11.4
Inventories	(41.1)	(50.4)	9.3
Other current assets	(33.5)	(35.5)	2.0
Accounts payable	(5.3)	(12.8)	7.5
Other current liabilities	(8.5)	(40.3)	31.8
Pension and postretirement benefit plan contributions	(0.1)	(0.1)	—
Other noncurrent charges	4.8	3.2	1.6
Net cash used in operating activities	$(58.6)	$(125.3)	$66.7
Cash used in operating activities at March 31, 2026, decreased $66.7 million, largely related to lower working capital needs, offset by a higher net loss in the period. Cash used by working capital components totaled $35.9 million for the three months ended March 31, 2026, compared to $97.9 million for the three months ended March 31, 2025. This reduction in cash usage in 2026 was primarily the result of decreased incentive payments, higher collections on receivables balances, timing of taxes paid, decreased aggregate inventory and the fluctuation in payments on accounts payable.

Index
Investing activities

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Capital expenditures	$(77.3)	$(75.0)	$(2.3)
Acquisitions, net of cash acquired	(174.2)	(443.4)	269.2
Net proceeds from sale or disposition of property and other	3.1	17.5	(14.4)
Investments	(2.6)	(2.7)	0.1
Net cash used in investing activities	$(251.0)	$(503.6)	$252.6
The decrease in cash used in investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily the result of decreased cash used in acquisition activity, partially offset by the absence of prior year proceeds from the sale of ready-mix operations in the Central segment.
Financing activities

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Issuance of long-term debt	$270.0	$500.0	$(230.0)
Debt issuance costs	—	(11.1)	11.1
Repayment of long-term debt	(2.9)	—	(2.9)
Tax withholding on stock-based compensation	(5.4)	(2.6)	(2.8)
Net cash provided by financing activities	$261.7	$486.3	$(224.6)
Cash flows provided by financing activities for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025. In the first quarter of 2026, we borrowed $270 million against our revolving credit facility while in 2025 we issued a $500 million Term Loan B.
Material cash requirements
There were no material changes in the contractual obligations from those reported in the 2025 Annual Report other than as set forth below. For more information on our contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 8 in the 2025 Annual Report.
Our material short-term and long-term cash requirements include repayment of third-party long-term debt and related interest payments, payments on operating lease agreements, payments of obligations on purchase commitments and asset retirement obligations.
At March 31, 2026, our long-term debt reflected an increase of approximately $267.1 million from the balance at December 31, 2025. This increase is due to borrowing $270 million under our revolving credit facility to fund seasonal working capital needs and additional acquisitions.
At March 31, 2026, our total estimated interest payments over the life of our debt reflected an increase of approximately $67.7 million from the total estimated interest payments at December 31, 2025. This increase is primarily due to the borrowings under our revolving credit facility, as previously mentioned.
At March 31, 2026, our purchase commitments reflected an increase of approximately 12 percent from the balance at December 31, 2025. This increase is primarily due to the seasonality of work and preparing for our peak construction season during the first quarter. We expect purchase commitments to continue to decrease throughout the remainder of 2026 as obligations continue to be satisfied during the construction season.
Defined benefit pension plans
We have frozen noncontributory qualified defined benefit pension plans for certain employees. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans. Costs of providing these benefits are dependent upon assumptions of future conditions and bear the risk of changing.

Index
There were no material changes to our qualified noncontributory defined benefit pension plans from those reported in the 2025 Annual Report. We do not expect to make any pension plan contributions in 2026 as the plan is fully funded. For more information, see Part II, Item 8 in the 2025 Annual Report.
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
EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin are most directly comparable to the corresponding GAAP measures of net income (loss) and net income (loss) margin. We believe these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to our peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance by excluding unrealized gains and losses on benefit plan investments and stock-based compensation as they are considered non-cash and not part of our core operations. We believe EBITDA and Adjusted EBITDA assist rating agencies and investors in comparing operating performance across operating periods on a consistent basis by excluding items management does not believe are indicative of our operating performance. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. We believe these non-GAAP financial measures, including total segment measures, as applicable, are useful performance measures because they provide clarity as to our operational results. Our management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating our operating results internally and calculating employee incentive compensation.
EBITDA is calculated by adding back income taxes, interest expense (net of interest income) and depreciation, depletion and amortization expense to net income (loss). EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments and stock-based compensation to EBITDA. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenues. These non-GAAP financial measures are calculated the same for both the total segment and consolidated metrics and should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income or net income margin, and are intended to be helpful supplemental financial measures for investors’ understanding of our operating performance. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin measures having the same or similar names.
The following information reconciles segment and consolidated net income (loss) to EBITDA and Adjusted EBITDA and provides the calculation of EBITDA margin and Adjusted EBITDA margin. Interest expense, net, is net of interest income that is included in other income on the Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2026	2025
	(In millions)
Net loss	$(79.2)	$(68.7)
Depreciation, depletion and amortization	52.2	38.8
Interest expense, net	20.0	13.1
Income taxes	(28.4)	(24.7)
EBITDA	$(35.4)	$(41.5)
Unrealized (gains) losses on benefit plan investments	0.7	0.7
Stock-based compensation expense	2.9	2.8
Adjusted EBITDA	$(31.8)	$(38.0)

Revenue	$410.1	$353.5
Net loss margin	(19.3)%	(19.4)%
EBITDA margin	(8.6)%	(11.7)%
Adjusted EBITDA margin	(7.8)%	(10.7)%

Index
New Accounting Standards
For information regarding new accounting standards, see Note 3, which is incorporated by reference.
Critical Accounting Estimates
Our critical accounting estimates include revenue recognized using the cost-to-cost measure of progress for contracts; fair values of acquired assets and liabilities assumed under the acquisition method of accounting; impairment testing of goodwill; and impairment testing of long-lived assets excluding goodwill. There were no material changes in our critical accounting estimates from those that were previously reported in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices. We have policies and procedures to assist in controlling these market risks and from time to time have utilized derivatives to manage a portion of our risk.
Interest rate risk
As of March 31, 2026, we had $1.0 billion of outstanding borrowings under our Term Loan A, Term Loan B and revolving credit facility, which bear interest at a variable rate. As of March 31, 2026, the weighted-average rate in effect was 5.82 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at March 31, 2026, would increase the all-in rate to 6.82 percent, the effect of which would increase the Company's interest expense by $10.2 million over the next 12 months based on the balances outstanding for these borrowings as of March 31, 2026.
At March 31, 2026, we had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk that we faced from those reported in the 2025 Annual Report.
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
Changes in internal controls
We completed the acquisition of Morgan Asphalt, Inc. on February 26, 2026. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We are in the process of assessing the internal controls over financial reporting of the acquired company and integrating them with our existing internal controls over financial reporting.

Except as noted above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings that were previously reported in Part 1, Item 3 - Legal Proceedings in the 2025 Annual Report.
Item 1A. Risk Factors
Refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in its 2025 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur.
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
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3.1	Second Amended and Restated Certificate of Incorporation of Knife River Corporation			8-K		3.1	5/28/25	1-41642
3.2	Second Amended and Restated Bylaws of Knife River Corporation			8-K		3.2	5/28/25	1-41642
10.1+	Form of Performance Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, effective March 4, 2026	X
10.2+	Promotion Letter with Glenn R. Pladsen dated as of January 1, 2025	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	May 5, 2026	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Marney L. Kadrmas
Marney L. Kadrmas
Vice President and Chief Accounting Officer