Form 10-Q
period 2026-06-30
Knife River Corp
filed 2026-08-04
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2026: 56,763,420 shares.

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

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenue:
Construction materials	$532,134	$493,575	$794,449	$706,983
Contracting services	406,453	340,184	554,269	480,248
Total revenue	938,587	833,759	1,348,718	1,187,231
Cost of revenue:
Construction materials	400,298	377,104	673,242	610,867
Contracting services	375,521	299,409	515,481	428,712
Total cost of revenue	775,819	676,513	1,188,723	1,039,579
Gross profit	162,768	157,246	159,995	147,652
Selling, general and administrative expenses	81,654	69,170	165,115	142,228
Operating income (loss)	81,114	88,076	(5,120)	5,424
Interest expense	24,563	22,335	45,304	37,598
Other income	3,293	2,207	2,662	6,773
Income (loss) before income taxes	59,844	67,948	(47,762)	(25,401)
Income tax expense (benefit)	15,961	17,345	(12,469)	(7,294)
Net income (loss)	$43,883	$50,603	$(35,293)	$(18,107)

Net income (loss) per share
Basic	$0.77	$0.89	$(0.62)	$(0.32)
Diluted	$0.77	$0.89	$(0.62)	$(0.32)
Weighted average common shares outstanding:
Basic	56,758	56,657	56,734	56,642
Diluted	56,878	56,912	56,734	56,642
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$43,883	$50,603	$(35,293)	$(18,107)
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $41 and $20 for the three months ended and $82 and $40 for the six months ended June 30, 2026 and 2025, respectively.	127	64	254	127
Postretirement liability adjustment	127	64	254	127
Other comprehensive income	127	64	254	127
Comprehensive income (loss) attributable to common stockholders	$44,010	$50,667	$(35,039)	$(17,980)
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$102,028	$77,668	$123,418
Receivables, net	468,412	428,098	278,030
Contract assets	121,925	63,964	77,528
Inventories	507,325	479,521	435,714
Prepayments and other current assets	71,977	54,029	46,232
Total current assets	1,271,667	1,103,280	960,922
Noncurrent assets:
Net property, plant and equipment	2,176,739	1,924,220	2,028,933
Goodwill	583,996	464,133	519,668
Other intangible assets, net	33,671	38,147	32,680
Operating lease right-of-use assets	51,339	49,114	52,589
Investments and other	60,411	52,569	55,321
Total noncurrent assets	2,906,156	2,528,183	2,689,191
Total assets	$4,177,823	$3,631,463	$3,650,113
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$17,221	$11,780	$11,708
Accounts payable	227,943	172,204	145,581
Contract liabilities	26,640	36,306	33,773
Accrued compensation	38,378	31,398	44,253
Accrued interest	11,836	7,697	7,348
Current operating lease liabilities	16,535	14,306	15,942
Other taxes payable	18,795	17,960	11,252
Other accrued liabilities	119,887	105,555	108,132
Total current liabilities	477,235	397,206	377,989
Noncurrent liabilities:
Long-term debt	1,600,085	1,341,174	1,153,830
Deferred income taxes	296,466	257,472	287,917
Noncurrent operating lease liabilities	34,804	34,807	36,647
Other	163,345	139,687	152,790
Total liabilities	2,571,935	2,170,346	2,009,173
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,194,556 shares issued and 56,763,420 shares outstanding at June 30, 2026; 57,095,301 shares issued and 56,664,165 shares outstanding at June 30, 2025; 57,095,301 shares issued and 56,664,165 shares outstanding at December 31, 2025	572	571	571
Other paid-in capital	629,623	623,908	629,637
Retained earnings	989,327	849,439	1,024,620
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)	(3,626)
Accumulated other comprehensive loss	(10,008)	(9,175)	(10,262)
Total stockholders' equity	1,605,888	1,461,117	1,640,940
Total liabilities and stockholders' equity	$4,177,823	$3,631,463	$3,650,113
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2025	57,095,301	$571	$629,637	$1,024,620	(431,136)	$(3,626)	$(10,262)	$1,640,940
Net loss	—	—	—	(79,176)	—	—	—	(79,176)
Other comprehensive income	—	—	—	—	—	—	127	127
Stock-based compensation expense	—	—	2,859	—	—	—	—	2,859
Common stock issued for employee compensation, net of tax withholding	89,690	1	(5,426)	—	—	—	—	(5,425)
At March 31, 2026	57,184,991	$572	$627,070	$945,444	(431,136)	$(3,626)	$(10,135)	$1,559,325
Net income	—	—	—	43,883	—	—	—	43,883
Other comprehensive income	—	—	—	—	—	—	127	127
Stock-based compensation expense	—	—	2,553	—	—	—	—	2,553
Common stock issued for board of director fees	9,565	—	—	—	—	—	—	—
At June 30, 2026	57,194,556	$572	$629,623	$989,327	(431,136)	$(3,626)	$(10,008)	$1,605,888
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

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Operating activities:
Net loss	$(35,293)	$(18,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	108,508	88,967
Deferred income taxes	257	(133)
Provision for credit losses	729	441
Amortization of debt issuance costs	2,012	1,766
Employee stock-based compensation costs	5,412	5,665
Pension and postretirement benefit plan net periodic benefit cost	928	714
Unrealized gains on investments	(2,343)	(1,050)
Gains on sales of assets	(2,630)	(12,737)
Gains on bargain purchases	(235)	(3,547)
Equity in earnings of unconsolidated affiliates	(656)	(203)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(233,179)	(177,419)
Inventories	(66,228)	(59,895)
Other current assets	(22,508)	(18,149)
Accounts payable	87,576	36,198
Other current liabilities	16,664	(15,550)
Pension and postretirement benefit plan contributions	(278)	(287)
Other noncurrent changes	7,625	5,479
Net cash used in operating activities	(133,639)	(167,847)
Investing activities:
Capital expenditures	(150,176)	(228,595)
Acquisitions, net of cash acquired	(184,405)	(501,917)
Net proceeds from sale or disposition of property and other	4,785	31,440
Investments	(2,803)	(2,873)
Net cash used in investing activities	(332,599)	(701,945)
Financing activities:
Issuance of long-term debt	461,000	683,000
Repayment of long-term debt	(6,892)	(2,951)
Debt issuance costs	(3,835)	(11,070)
Tax withholding on stock-based compensation	(5,425)	(2,653)
Net cash provided by financing activities	444,848	666,326
Decrease in cash, cash equivalents and restricted cash	(21,390)	(203,466)
Cash, cash equivalents and restricted cash -- beginning of year	123,418	281,134
Cash, cash equivalents and restricted cash -- end of period	$102,028	$77,668
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
June 30, 2026 and 2025
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
Management has also evaluated the impact of events occurring after June 30, 2026, up to the date of issuance of these consolidated interim financial statements on August 4, 2026, that would require recognition or disclosure in the Consolidated Financial Statements.
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

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Cash and cash equivalents	$40,687	$26,614	$73,821
Restricted cash	61,341	51,054	49,597
Cash, cash equivalents and restricted cash	$102,028	$77,668	$123,418
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
Note 4 - Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $17.2 million, $17.2 million and $15.3 million at June 30, 2026, June 30, 2025 and December 31, 2025, respectively. Receivables were as follows:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Trade receivables	$269,636	$242,259	$155,836
Contract receivables	204,324	190,434	127,383
Receivables, gross	473,960	432,693	283,219
Less expected credit loss	5,548	4,595	5,189
Receivables, net	$468,412	$428,098	$278,030
Our expected credit losses are determined through a review using historical credit loss experience; changes in asset specific characteristics; current conditions; and reasonable and supportable future forecasts, among other specific account data, and is

Index
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
Details of our expected credit losses were as follows:

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2025	$2,405	$274	$1,602	$908	$5,189
Current expected credit loss provision	67	(34)	70	37	140
Less write-offs charged against the allowance	174	52	11	37	274
At March 31, 2026	$2,298	$188	$1,661	$908	$5,055
Current expected credit loss provision	306	132	93	58	589
Less write-offs charged against the allowance	43	40	7	6	96
At June 30, 2026	$2,561	$280	$1,747	$960	$5,548

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2024	$2,478	$780	$921	$166	$4,345
Current expected credit loss provision	—	42	30	263	335
Less write-offs charged against the allowance	73	8	18	263	362
At March 31, 2025	$2,405	$814	$933	$166	$4,318
Current expected credit loss provision	81	86	147	(208)	106
Less write-offs charged against the allowance	32	10	(5)	(208)	(171)
At June 30, 2025	$2,454	$890	$1,085	$166	$4,595
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Finished products	$328,173	$314,565	$304,281
Raw materials	129,702	120,210	91,069
Supplies and parts	49,450	44,746	40,364
Total	$507,325	$479,521	$435,714

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

Index
Note 6 - Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance shares and restricted stock units. Our potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share and is considered antidilutive. Basic and diluted net income (loss) per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net income (loss)	$43,883	$50,603	$(35,293)	$(18,107)
Weighted average common shares outstanding - basic	56,758	56,657	56,734	56,642
Effect of dilutive performance shares and restricted stock units	120	255	—	—
Weighted average common shares outstanding - diluted	56,878	56,912	56,734	56,642
Shares excluded from the calculation of diluted income (loss) per share	10	—	114	263
Net income (loss) per share - basic	$0.77	$0.89	$(0.62)	$(0.32)
Net income (loss) per share - diluted	$0.77	$0.89	$(0.62)	$(0.32)
Note 7 - Accumulated Other Comprehensive Loss
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income (loss) is the amortization of postretirement liability losses for our benefit plans. As of June 30, 2026 and 2025, and December 31, 2025, accumulated other comprehensive loss was $10.0 million, $9.2 million and $10.3 million, respectively.
For the three months ended June 30, 2026 and 2025, we amortized $127,000 and $64,000, respectively, of expense into other income, and $41,000 and $20,000, respectively, into income taxes. For the six months ended June 30, 2026 and 2025, we amortized $254,000 and $127,000, respectively, of expense into other income, and $82,000 and $40,000, respectively, into income taxes.
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

Three Months Ended June 30, 2026	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$79,972	$36,200	$78,521	$—	$—	$194,693
Ready-mix concrete	88,215	42,717	105,805	—	—	236,737
Asphalt	39,133	42,608	51,767	—	—	133,508
Liquid asphalt	—	—	—	91,350	—	91,350
Other	49,295	1,201	13,700	15,674	3,916	83,786
Contracting services public-sector	75,880	112,960	131,761	—	—	320,601
Contracting services private-sector	21,936	50,386	13,530	—	—	85,852
Internal sales	(64,908)	(49,586)	(69,717)	(20,108)	(3,621)	(207,940)
Revenues from contracts with customers	$289,523	$236,486	$325,367	$86,916	$295	$938,587

Three Months Ended June 30, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$74,830	$29,350	$61,776	$—	$—	$165,956
Ready-mix concrete	89,951	35,707	80,323	—	—	205,981
Asphalt	38,545	28,792	43,495	—	—	110,832
Liquid asphalt	—	—	—	85,894	—	85,894
Other	49,278	2	12,599	14,219	3,453	79,551
Contracting services public-sector	88,459	80,926	101,252	—	—	270,637
Contracting services private-sector	32,693	29,761	7,093	—	—	69,547
Internal sales	(56,561)	(28,417)	(51,476)	(14,967)	(3,218)	(154,639)
Revenues from contracts with customers	$317,195	$176,121	$255,062	$85,146	$235	$833,759

Six Months Ended June 30, 2026	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$144,744	$49,763	$103,698	$—	$—	$298,205
Ready-mix concrete	162,166	65,354	153,763	—	—	381,283
Asphalt	51,893	45,405	57,185	—	—	154,483
Liquid asphalt	—	—	—	109,543	—	109,543
Other	83,903	1,203	17,717	19,702	7,849	130,374
Contracting services public-sector	123,286	153,000	158,370	—	—	434,656
Contracting services private-sector	42,299	61,191	16,123	—	—	119,613
Internal sales	(107,784)	(58,195)	(80,295)	(25,751)	(7,414)	(279,439)
Revenues from contracts with customers	$500,507	$317,721	$426,561	$103,494	$435	$1,348,718

Index

Six Months Ended June 30, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$131,087	$37,393	$78,868	$—	$—	$247,348
Ready-mix concrete	159,732	48,793	105,914	—	—	314,439
Asphalt	47,411	29,290	50,266	—	—	126,967
Liquid asphalt	—	—	—	98,122	—	98,122
Other	83,683	5	15,016	17,214	7,123	123,041
Contracting services public-sector	127,231	117,105	125,528	—	—	369,864
Contracting services private-sector	61,528	41,591	7,265	—	—	110,384
Internal sales	(85,459)	(32,063)	(59,953)	(18,645)	(6,814)	(202,934)
Revenues from contracts with customers	$525,213	$242,114	$322,904	$96,691	$309	$1,187,231
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
The changes in contract assets and liabilities were as follows:

	June 30, 2026	December 31, 2025	Change
	(In thousands)
Contract assets	$121,925	$77,528	$44,397
Contract liabilities	(26,640)	(33,773)	7,133
Net contract assets	$95,285	$43,755	$51,530

	June 30, 2025	December 31, 2024	Change
	(In thousands)
Contract assets[1]	$63,964	$31,283	$32,681
Contract liabilities[1]	(36,306)	(42,126)	5,820
Net contract assets (liabilities)	$27,658	$(10,843)	$38,501
1.Following the issuance of the FASB Staff Educational Paper on Topic 606: Presentation and Disclosure of Retainage for Construction Contractors, we have reclassed retention receivables on a contract-by-contract basis from accounts receivable to contract assets and liabilities. The change in presentation was on a prospective basis beginning with balances as of December 31, 2025

We recognized $8.3 million and $28.4 million in revenue for the three and six months ended June 30, 2026, respectively, which was previously included in contract liabilities at December 31, 2025. We recognized $9.7 million and $37.9 million in revenue for the three and six months ended June 30, 2025, respectively, which was previously included in contract liabilities at December 31, 2024.
We recognized a net increase in revenues of $2.0 million and $3.6 million for the three and six months ended June 30, 2026, respectively, from performance obligations satisfied in prior periods. We recognized a net increase in revenues of $11.8 million and $18.1 million for the three and six months ended June 30, 2025, respectively, from performance obligations satisfied in prior periods.

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
At June 30, 2026, our remaining performance obligations were $1.2 billion. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $984.3 million within the next 12 months or less; $143.6 million within the next 13 to 24 months; and $88.1 million in 25 months or more.
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
The fair values of assets acquired and liabilities assumed are considered provisional until final fair values are determined during the measurement period. We expect to record adjustments as we accumulate the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. We will utilize market and cost approaches to estimate the fair value of the property, plant and equipment, excluding aggregate reserves. The fair value of aggregate reserves and intangible assets are determined using the income approach. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. We have engaged third-party valuation firms to assist in the analysis and valuation of certain assets. While we chose to utilize third-party valuation firms, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
The excess of the total purchase price over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. We believe that the goodwill relates to several factors, including potential synergies related to market opportunities for multiple product offerings and economies of scale expected from combining our operations with the businesses acquired.
During the first six months of 2026, we completed the following four acquisitions:

•Two aggregates-based operations in Montana; one operation consists of a ready-mix concrete business supported by owned aggregate reserves, while the other includes owned aggregate reserves, ready-mix operations and precast concrete manufacturing capabilities. The results of these acquisitions are included in the Mountain segment. The fair value of the assets acquired and liabilities assumed were final as of June 30, 2026.
•An aggregates-based company in Utah that consists of owned aggregate reserves, asphalt production and contracting services; this acquisition expanded our footprint into a new state. The results of this company are included in the Mountain segment. The fair value of the assets acquired and liabilities assumed were provisional as of June 30, 2026.
•An aggregates-based, vertically integrated supplier of aggregates, asphalt, contracting and paving services in Oregon, expanding our services in Southwest Oregon. The results of this acquisition is included in the West segment and resulted in a bargain purchase gain of $235,000. The fair value of the assets acquired and liabilities assumed were final as of June 30, 2026.

The aggregated purchase consideration for these four acquisitions was $184.4 million, net of cash assumed, and subject to post-closing adjustments. These acquisitions were not considered material separately or in the aggregate. The acquisitions resulted in the recognition of $11.0 million of current assets; $119.4 million of assets in property, plant and equipment; $65.1 million of goodwill; $4.2 million of intangible assets, which is all customer relationships; $8.2 million of deferred income tax liability; $6.2 million of current liabilities; and $880,000 of noncurrent liabilities - other. During the second quarter of 2026, we recorded an increase to goodwill of $11.7 million, primarily as a result of revised fair value amounts for property, plant and equipment.
Revenue attributable to the acquisitions completed in 2026 included in our Consolidated Statement of Operations for the three and six months ended June 30, 2026 was $25.1 million and $27.6 million, respectively, and net income of $730,000 and net loss of $1.6 million, respectively.

Index
During 2025, we completed five acquisitions with an aggregated purchase price of $622.2 million. As of June 30, 2026, the purchase accounting was complete on all of the acquisitions and no material adjustments were needed. During the first half of 2026, we recorded a reduction to goodwill of $780,000, related to an increase of $3.0 million in intangibles and a decrease of $2.2 million in property, plant and equipment for acquisitions completed in 2025.
For the three months ended June 30, 2026 and 2025, we incurred acquisition-related costs on completed and other potential acquisitions of $1.5 million and $1.6 million, respectively. For the six months ended June 30, 2026 and 2025, we incurred acquisition-related costs on completed and other potential acquisitions of $3.5 million and $6.9 million, respectively. These costs are included in our Corporate Services in selling, general and administrative expenses on the Consolidated Statement of Operations.
Dispositions
On March 7, 2025, we sold four ready-mix plant operations for total proceeds of $14.5 million. The ready-mix plant operations were acquired by us as part of the Strata acquisition and subsequently sold to a third-party. The ready-mix plants were included in assets held for sale on the opening balance sheet for Strata at the time of the acquisition.
Note 11 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2026	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2026
	(In thousands)
West	$137,575	$—	$306	$137,881
Mountain	26,816	54,205	10,903	91,924
Central	323,903	—	(1,086)	322,817
Energy Services	31,374	—	—	31,374
Total	$519,668	$54,205	$10,123	$583,996

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2025
	(In thousands)
West	$123,674	$—	$—	$123,674
Mountain	26,816	—	—	26,816
Central	115,322	172,491	(5,544)	282,269
Energy Services	31,413	—	(39)	31,374
Total	$297,225	$172,491	$(5,583)	$464,133

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2025
	(In thousands)
West	$123,674	$11,904	$1,997	$137,575
Mountain	26,816	—	—	26,816
Central	115,322	212,962	(4,381)	323,903
Energy Services	31,413	—	(39)	31,374
Total	$297,225	$224,866	$(2,423)	$519,668

Index
Other amortizable intangible assets were as follows:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Customer relationships	$36,030	$32,503	$34,699
Less accumulated amortization	17,558	13,316	15,789
	18,472	19,187	18,910
Noncompete agreements	2,655	3,107	3,107
Less accumulated amortization	2,537	2,797	2,904
	118	310	203
Tradename	7,470	7,470	7,470
Less accumulated amortization	1,245	498	871
	6,225	6,972	6,599
Backlog	3,390	9,290	10,395
Less accumulated amortization	324	3,290	9,052
	3,066	6,000	1,343
Other	6,200	5,968	5,968
Less accumulated amortization	410	290	343
	5,790	5,678	5,625
Total	$33,671	$38,147	$32,680
The previous tables include goodwill and intangible assets associated with the business combinations completed in 2026 and 2025. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2026, was $3.3 million and $6.4 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2025, was $5.0 million and $6.1 million, respectively. Estimated amortization expense for identifiable intangible assets as of June 30, 2026, was:

	Remainder of 2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Amortization expense	$5,379	$4,828	$4,340	$3,736	$2,916	$12,472
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
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invest in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $38.9 million, $32.2 million and $34.0 million at June 30, 2026 and 2025, and December 31, 2025, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $3.1 million and $1.8 million for the three months ended and $2.3 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2026, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2026
	(In thousands)
Assets:
Money market funds	$—	$2,729	$—	$2,729
Insurance contracts	—	38,945	—	38,945
Total assets measured at fair value	$—	$41,674	$—	$41,674

	Fair Value Measurements at June 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2025
	(In thousands)
Assets:
Money market funds	$—	$2,718	$—	$2,718
Insurance contracts	—	32,241	—	32,241
Total assets measured at fair value	$—	$34,959	$—	$34,959

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$2,775	$—	$2,775
Insurance contracts	—	33,982	—	33,982
Total assets measured at fair value	$—	$36,757	$—	$36,757
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
The assets and liabilities of the acquisitions that occurred through June 30, 2026 and 2025 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment. For more information on these Level 2 and 3 fair value measurements, see Note 10.

Index
Our long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of our Level 2 long-term debt was as follows:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Carrying amount	$1,635,249	$1,369,999	$1,181,142
Fair value	$1,648,916	$1,395,807	$1,202,247
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of ours contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes we, as applicable, were in compliance with at June 30, 2026. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
On May 15, 2026, we entered into a second amendment to our secured credit agreement, increasing our Term Loan B by an aggregate principal amount of $400.0 million and reducing the interest rate margin by 0.25%. After the second amendment, the aggregate principal amount of the Term Loan B outstanding was $895.0 million. Our Term Loan B has a Secured Overnight Financing Rate based interest rate and a mandatory annual amortization of $9.0 million.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2026	June 30, 2026	June 30, 2025	December 31, 2025
		(In thousands)
Term loan A agreement due on March 7, 2030	5.48%	$256,416	$263,033	$259,725
Term loan B agreement due on March 8, 2032	5.40%	892,762	498,750	496,250
Revolving credit agreement	7.50%	61,000	183,000	—
Senior notes due on May 1, 2031	7.75%	425,000	425,000	425,000
Other notes due on January 1, 2061	—%	71	216	167
Less unamortized debt issuance costs		17,943	17,045	15,604
Total long-term debt		1,617,306	1,352,954	1,165,538
Less current maturities		17,221	11,780	11,708
Net long-term debt		$1,600,085	$1,341,174	$1,153,830
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at June 30, 2026, were as follows:

	Remainder of 2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Long-term debt maturities	$7,784	$20,601	$22,184	$27,147	$280,046	$1,277,487

Index
Note 14 - Cash Flow Information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Interest paid, net	$38,654	$35,179
Income taxes paid, net	$1,033	$4,091

Noncash investing and financing transactions were as follows:

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Property, plant and equipment additions in accounts payable	$8,398	$6,127
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,410	$7,671
Accrual for holdback payment related to a business combination	$5,695	$—
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
The information that follows uses the same accounting policies as described in the audited financial statements and notes included in the Company's 2025 Annual Report. Information on our segments was as follows:

Index

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$289,523	$236,486	$325,367	$86,916	$938,292	$317,195	$176,121	$255,062	$85,146	$833,524
Intersegment revenues	856	—	203	16,134	17,193	206	—	130	12,234	12,570
Total segment revenue	290,379	236,486	325,570	103,050	955,485	317,401	176,121	255,192	97,380	846,094

Other revenues[1]					443					337
Less: Elimination of intersegment revenue					17,341					12,672
Total consolidated revenue					$938,587					$833,759

Cost of revenue excluding depreciation, depletion and amortization	218,821	193,794	248,890	79,499		234,634	136,976	195,820	77,260
Selling, general and administrative expenses excluding depreciation, depletion and amortization	22,652	11,842	23,661	3,868		21,821	8,356	15,316	3,120
Other segment items[2]	316	176	581	152		(176)	121	341	79
Total segment EBITDA	$49,222	$31,026	$53,600	$19,835	$153,683	$60,770	$30,910	$44,397	$17,079	$153,156

Consolidated income before income taxes					59,844					67,948
Plus:
Depreciation, depletion and amortization					56,357					50,204
Interest expense, net[3]					24,014					21,546
Less unallocated amounts:
Other corporate revenue					295					235
Other corporate expenses					(13,763)					(13,693)
Total segment EBITDA					$153,683					$153,156
1 Other revenues is comprised of revenue included within our corporate services.
2 Other segment items is comprised of other income (expense) items on the income statement.
3 Interest expense, net is interest expense net of interest income.

Index

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$500,507	$317,721	$426,561	$103,494	$1,348,283	$525,213	$242,114	$322,904	$96,691	$1,186,922
Intersegment revenues	1,649	—	216	20,005	21,870	480	—	143	14,632	15,255
Total segment revenue	502,156	317,721	426,777	123,499	1,370,153	525,693	242,114	323,047	111,323	1,202,177

Other revenues[1]					956					867
Less: Elimination of intersegment revenue					22,391					15,813
Total consolidated revenue					$1,348,718					$1,187,231

Cost of revenue excluding depreciation, depletion and amortization	384,835	271,560	353,667	100,835		399,647	209,930	269,475	94,877
Selling, general and administrative expenses excluding depreciation, depletion and amortization	45,743	23,504	46,930	7,581		43,468	17,655	33,786	7,217
Other segment items[2]	(144)	147	586	123		3,106	114	319	49
Total segment EBITDA	$71,434	$22,804	$26,766	$15,206	$136,210	$85,684	$14,643	$20,105	$9,278	$129,710

Consolidated loss before income taxes					(47,762)					(25,401)
Plus:
Depreciation, depletion and amortization					108,508					88,967
Interest expense, net[3]					44,080					34,669
Less unallocated amounts:
Other corporate revenue					435					308
Other corporate expenses					(31,819)					(31,783)
Total segment EBITDA					$136,210					$129,710

Capital expenditures	$27,359	$31,130	$71,608	$5,537	$135,634	$132,516	$29,420	$46,375	$3,450	$211,761
Assets	$1,553,451	$627,882	$1,506,425	$320,011	$4,007,769	$1,470,836	$402,363	$1,317,920	$309,690	$3,500,809
Other assets					5,698,907					5,018,536
Elimination of intercompany receivables and investment in subsidiaries					5,528,853					4,887,882
Total consolidated assets					$4,177,823					$3,631,463
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
At June 30, 2026 and 2025, and December 31, 2025, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $3.1 million, $3.1 million and $3.3 million, respectively. At June 30, 2026 and 2025, and December 31, 2025, there were no corresponding insurance receivables recorded. The accruals are for contingencies, including litigation and environmental matters. Most of these claims and lawsuits are covered by insurance, thus our exposure is typically limited to our deductible amount. We will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon our financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Prineville, Oregon: In July 2026, three lawsuits titled McCormick v. Knife River Corp., Case No. 26 CV 35046, Thompson v. Knife River Corp., Case No. 26 CV 35556, and Zednik v. Knife River Corp., Case No. 26 CV 35823, respectively, were filed in the Multnomah County Circuit Court against the Company. In each complaint, the plaintiffs allege claims for negligence, negligence per se, trespass, trespass to chattels, private nuisance, and public nuisance in connection with claims of elevated levels of metals in their well water allegedly caused by mining activities at our Woodward Site near Prineville, Oregon. The plaintiffs have alleged personal injury and property damages and seek compensation in the form of economic and non-economic damages.
We intend to vigorously defend these actions in all respects. Given the early stage of the litigation, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential loss, if any, from these actions at this time.
Portland, Oregon: Knife River Corporation - Northwest is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in our 2025 Annual Report.
Guarantees
We have outstanding obligations to third parties where we have guaranteed our performance. These guarantees are related to contracts for contracting services and certain other guarantees. At June 30, 2026, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2026.
We have outstanding letters of credit to third parties related to insurance policies and other agreements. At June 30, 2026, the fixed maximum amounts guaranteed under these letters of credit aggregated to $51.9 million. At June 30, 2026, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $756,000 in 2026, $50.9 million in 2027, and $175,000 in 2028. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2026.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of its subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, we would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the future. At June 30, 2026, approximately $1.1 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, projections, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, Knife River Corporation ("Knife River," the "Company," "we," "our," or "us") may publish or otherwise make available forward-looking statements of this nature, including statements related to strategic initiatives aimed at generating long-term profitable growth, shareholder value creation, expected long-term goals, expected backlog margin, acquisitions, financing plans, expected federal and state funding for infrastructure or other proposed strategies.
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
Backlog. Our contracting services backlog was as follows:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In millions)
West	$235.7	$282.4	$203.6
Mountain	449.3	483.4	395.7
Central	531.0	487.6	432.8
	$1,216.0	$1,253.4	$1,032.1
Expected margins on backlog at June 30, 2026, were slightly lower compared to the expected margins on backlog at June 30, 2025. Of the $1.2 billion of backlog at June 30, 2026, we expect to complete approximately $984 million in the 12 months following June 30, 2026. Approximately 85 percent of our backlog at June 30, 2026, is related to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation (DOT). Further, there continues to be infrastructure development, as discussed in the following section on Public Funding, which is expected to continue to provide bidding opportunities in our markets.
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
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. Currently, states have continued moving forward with allocating funds from federal programs, such as the Infrastructure Investment and Jobs Act (IIJA), which is authorized to provide $1.2 trillion in funding from 2022 through September 30, 2026. As of May 2026, approximately 38 percent of IIJA formula funding had yet to be spent in our 15 state operating market. While each market is unique, the DOT budgets in most of the states where we operate remain strong. Eleven of our 15 states have record DOT budgets for the 2026 fiscal year, representing a combined 15 percent increase over 2025.
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
We are subject to downward pressure on our margins due to competitive market dynamics and fluctuations in the prices of raw materials, including diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel. We are experiencing competitive market dynamics, primarily within contracting services, which is resulting in projects being more competitively bid and in turn compressing our contracting services margins.
To counteract the effects of raw material price fluctuations, we have utilized various mitigating strategies, such as dynamic pricing; energy escalation clauses in our contracting services contracts; securing materials in advance including the prepurchasing of diesel; fuel surcharges and pursuing other cost-saving measures. Energy escalation adjustments within contracting services are often subject to a recognition delay of a few months and are not reflected immediately in our results of operations. During the first half of 2026, our teams were successful with these mitigating controls, however, our results of operations were still impacted, largely as a result of the timing of contract billings. We will continue to monitor the effects these economic conditions have on our business.
Pursuing our strategic growth goals through targeted acquisitions is expected to drive an increase in selling, general and administrative expenses on a year-over-year basis. In the initial year of an acquisition, additional payroll-related costs associated with the acquired company, third-party consulting commitments, and newly recognized intangible assets contributing to elevated amortization expense are all anticipated. Upon complete integration of the acquired entities, operational synergies with our existing business can be realized, generating cost efficiencies.
Growth. Our management team continues to evaluate growth opportunities, both through organic growth and acquisitions they believe will generate shareholder value. Our business development team is focused on our growth with materials-led businesses in mid-size, higher growth markets, and has several targets at various stages of completion in our acquisition pipeline.
During the first half of 2026, we finalized three aggregates-based acquisitions within the Mountain region and one in the West region. Two of these transactions broadens our presence in Montana, enhancing our ability to supply aggregates and ready-mix concrete to the expanding market in western Montana. The acquisition in the West expands our footprint in the Southwest Oregon markets. Additionally, the acquisition of Morgan Asphalt marked our entry into the Utah market. This acquisition included aggregate crushing and production operations with reserves projected to last over 30 years, an asphalt manufacturing facility and a range of contracting services such as asphalt paving, excavation and grading, serving both public and private sector customers.
In addition, we continue to invest in multiple organic projects, including an aggregates expansion project in South Dakota and ready-mix operations in both Minnesota and Texas. The aggregate expansion project will increase our production capabilities in the Sioux Falls market and is scheduled to be operational in 2027. In Minnesota, we are redeploying a portable ready-mix plant to an existing aggregate site north of the Twin Cities metro area. The addition of this plant expands our ability to serve the central Minnesota market and is anticipated to be operational in the third quarter of 2026. In Texas, we purchased a ready-mix site in April 2026 located in the Conroe, Texas area that is complementary to locations included in the TexCrete acquisition. Site improvements are currently underway and a new plant is expected to be located on this site by the end of 2026. Further, we completed greenfielded ready-mix operations located in the Twin Falls market, which became fully operational in the second quarter of 2026.
Seasonality. Our operations can be impacted by weather especially due to a large portion of our markets being geographically located in the northern part of the country. Generally, construction activity increases in the second quarter and continues throughout the year, contributing to both materials and contracting services volumes. However, an unusually wet spring or longer winter can lead to reduced construction activity, which would also impact our aggregate and asphalt product lines.
Due to the seasonality of our operations, we see more pre-production activity and site improvements in the first quarter and early second quarter as we prepare for the upcoming construction season. These pre-production activities will provide a benefit to us the remainder of the year as volumes and sales increase. Some of this pre-production work includes stripping and harvesting at our aggregate sites as well as repairing and mobilizing equipment.
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

Index
delivering quality training programs that are both comprehensive and practical. Their expertise helps ensure that our team members receive the highest standard of education and skill development.
Consolidated Overview

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$938.6	$833.8	13%	$1,348.7	$1,187.2	14%
Cost of revenue	775.8	676.5	15%	1,188.7	1,039.6	14%
Gross profit	162.8	157.3	3%	160.0	147.6	8%
Selling, general and administrative expenses	81.7	69.2	18%	165.1	142.2	16%
Operating income (loss)	81.1	88.1	(8)%	(5.1)	5.4	(194)%
Interest expense	24.5	22.3	10%	45.3	37.6	20%
Other income	3.3	2.2	50%	2.6	6.8	(62)%
Income (loss) before income taxes	59.9	68.0	(12)%	(47.8)	(25.4)	(88)%
Income tax expense (benefit)	16.0	17.4	(8)%	(12.5)	(7.3)	(71)%
Net income (loss)	$43.9	$50.6	(13)%	$(35.3)	$(18.1)	(95)%

EBITDA*	$140.2	$139.7	—%	$104.8	$98.2	7%
Adjusted EBITDA*	$139.7	$140.8	(1)%	$107.9	$102.8	5%
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
Other income includes net periodic benefit costs for our benefit plan expenses, other than service costs; interest income; realized and unrealized gains and losses on investments for our nonqualified benefit plans; earnings or losses on joint venture arrangements; gains on bargain purchases; and other miscellaneous income or expenses.
Income tax expense (benefit) consists of corporate income taxes related to our net income (loss). Income taxes are presented at the corporate services level and not at the individual segments. The effective tax rate can be affected by many factors, including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations and changes to our overall levels of income (loss) before income tax.
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

Index
The following tables summarize our operating results.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
West	$290.4		$317.4		$502.2		$525.7
Mountain	236.5		176.1		317.7		242.1
Central	325.6		255.2		426.8		323.1
Energy Services	103.0		97.4		123.5		111.3
Total segment revenues	955.5		846.1		1,370.2		1,202.2
Corporate Services and Eliminations	(16.9)		(12.3)		(21.5)		(15.0)
Consolidated revenues	$938.6		$833.8		$1,348.7		$1,187.2

EBITDA (a):
West	$49.2	17.0%	$60.7	19.1%	$71.4	14.2%	$85.7	16.3%
Mountain	31.0	13.1%	30.9	17.6%	22.8	7.2%	14.6	6.0%
Central	53.6	16.5%	44.4	17.4%	26.8	6.3%	20.1	6.2%
Energy Services	19.8	19.2%	17.1	17.5%	15.2	12.3%	9.3	8.3%
Total segment EBITDA (a)	153.6	16.1%	153.1	18.1%	136.2	9.9%	129.7	10.8%
Corporate Services and Eliminations (b)	(13.4)	N.M.	(13.4)	N.M.	(31.4)	N.M.	(31.5)	N.M.
Consolidated EBITDA (a)	$140.2	14.9%	$139.7	16.8%	$104.8	7.8%	$98.2	8.3%
(a)EBITDA, total segment EBITDA, EBITDA margin and total segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."
(b)N.M. - not meaningful

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales (thousands):
Aggregates (tons)	10,031	8,826	14,909	12,693
Ready-mix concrete (cubic yards)	1,193	1,041	1,917	1,585
Asphalt (tons)	2,030	1,643	2,313	1,842

Average selling price:*
Aggregates (per ton)	$19.41	$18.80	$20.00	$19.49
Ready-mix concrete (per cubic yard)	$198.45	$197.91	$198.95	$198.37
Asphalt (per ton)	$65.77	$67.45	$66.79	$68.92
*The average selling price includes freight and delivery and other revenues.

Index

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$194.7		$165.9		$298.2		$247.4
Ready-mix concrete	236.7		206.0		381.3		314.4
Asphalt	133.5		110.8		154.5		127.0
Liquid asphalt	91.4		85.9		109.5		98.1
Other*	83.7		79.6		130.3		123.0
Contracting services	406.5		340.2		554.3		480.2
Internal sales	(207.9)		(154.6)		(279.4)		(202.9)
Total revenues	$938.6		$833.8		$1,348.7		$1,187.2

Gross profit by product line:
Aggregates	$38.8	19.9%	$34.6	20.8%	$35.1	11.8%	$28.6	11.6%
Ready-mix concrete	39.1	16.5%	32.4	15.7%	54.6	14.3%	41.1	13.1%
Asphalt	20.9	15.7%	16.8	15.2%	16.0	10.3%	11.2	8.8%
Liquid asphalt	16.5	18.1%	14.9	17.4%	13.7	12.6%	10.7	10.9%
Other*	16.6	19.8%	17.8	22.3%	1.8	1.4%	4.5	3.7%
Contracting services	30.9	7.6%	40.8	12.0%	38.8	7.0%	51.5	10.7%
Total gross profit	$162.8	17.3%	$157.3	18.9%	$160.0	11.9%	$147.6	12.4%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Revenue
Revenue increased $104.8 million or 13 percent, led by double-digit volume increases for ready-mix, asphalt and aggregates, and an increase in contracting services. The increase in contracting services was largely the result of more asphalt paving work, which also drove an increase in asphalt and aggregates. Acquisitions this past year further contributed to the increases across all product lines. We also continue to focus on our pricing, which contributed another $15.3 million in the quarter.
Gross Profit
Gross profit improved $5.5 million, largely due to the additional product line volumes noted above and price increases on liquid asphalt, aggregates and cement. Partially offsetting the increase was lower margins on contracting services work due to the timing and type of projects, as well as competitive market dynamics. Aggregates gross profit benefited from fuel surcharges and higher delivery revenues, however, these are dilutive to our aggregates gross margin because fuel surcharges are billed at cost and there is minimal margin on delivery costs.
Selling, general and administrative expenses
As a percentage of revenues, selling, general and administrative expense was 8.7 percent in the second quarter of 2026 compared to 8.3 percent in 2025. For the second quarter of 2026, we experienced higher costs, largely related to the absence of gains on asset sales recognized in the second quarter of 2025 of $10.3 million. Also contributing was the additional costs associated with companies acquired, including additional payroll and payroll-related costs, which was offset slightly by $1.7 million lower purchase accounting-related intangible asset amortization.
Interest expense
Interest expense increased $2.2 million due primarily to higher average debt balances with the additional $400 million of borrowings under the Term Loan B amended in May of 2026, offset in part by lower average interest rates.
Other income
Other income increased $1.1 million, due to increased investment returns on our nonqualified defined benefit plans.
Income tax expense
Income tax expense decreased $1.4 million, corresponding with lower income before income taxes, offset slightly by a higher effective tax rate. Our effective tax rate for the second quarters of 2026 and 2025 was 26.7 percent and 25.5 percent, respectively. The increase in the effective tax rate is primarily due to a decrease in tax benefits.

Index

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Revenue
Revenue increased $161.5 million, led by double-digit volume increases for ready-mix, aggregates and asphalt, and an increase in contracting services. These increases were the direct result of favorable weather allowing for an early start to work in certain segments and increased asphalt paving projects, as well as our acquisition activity. Pricing also positively contributed to the year.
Gross profit
Gross profit improved $12.4 million, largely due to the additional product line volumes noted above and price increases on aggregates, cement and liquid asphalt. Partially offsetting the increase was lower margins on contracting services work due to the timing and type of projects, as well as competitive market dynamics.
Selling, general and administrative expenses
As a percentage of revenues, selling, general and administrative expense was 12.2 percent in the first half of 2026 compared to 12.0 percent in 2025. For the first half of 2026, we experienced higher costs, largely related to lower gains on asset sales of $10.2 million. Also, contributing was the additional costs associated with the companies acquired, including additional payroll and payroll-related costs and $400,000 of additional purchase accounting-related intangible asset amortization.
Interest expense
Interest expense increased $7.7 million due primarily to higher average debt balances with the additional $400 million of borrowings under the Term Loan B amended in May of 2026 and borrowings under our revolving credit facility, offset in part by lower average interest rates.
Other income
Other income decreased $4.2 million, largely due to the absence of a one-time gain of $3.5 million on the bargain purchase of an aggregate quarry operation in the West segment in the prior year. In addition, we had a decrease in interest income of $1.7 million as a result of less cash on hand, which was mostly offset by increased investment returns on our nonqualified defined benefit plans.
Income tax benefit
Income tax benefit increased $5.2 million, corresponding with higher loss before income taxes, offset in part by lower effective tax rate. Our effective tax rate for the first half of 2026 and 2025 was 26.1 percent and 28.7 percent, respectively. The decrease in the effective tax rate is due to non-deductible expenses for tax purposes in the first half of 2025.
Business Segment Financial and Operating Data
A discussion of key financial data from our business segments follows. We provide segment-level information by revenue, EBITDA and EBITDA margin, as these are the measures of profitability used by our chief operating decision maker to assess operational results.
Results of Operations - West

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$290.4	$317.4	(9)%	$502.2	$525.7	(4)%
EBITDA	$49.2	$60.7	(19)%	$71.4	$85.7	(17)%
EBITDA margin	17.0%	19.1%		14.2%	16.3%

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Aggregates	$80.0	$74.8	$144.7	$131.1
Ready-mix concrete	88.2	90.0	162.2	159.7
Asphalt	39.1	38.5	51.9	47.4
Other*	49.3	49.3	83.9	83.7
Contracting services	97.8	121.2	165.6	188.7
Internal sales	(64.0)	(56.4)	(106.1)	(84.9)
	$290.4	$317.4	$502.2	$525.7
*Other includes cement, merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Revenue decreased $27.0 million for the quarter, largely due to less available public-agency work in the segment resulting in lower contracting services revenue in Oregon, as well as 12% lower ready-mix volumes in Oregon due to less available private work. Also, weather-related delays in Alaska resulted in a late start to the construction season, reducing their material product sales volumes. Partially offsetting these decreases were increased pricing of $14.3 million across the segment on aggregates, ready-mix and cement, and contributions from acquisitions.
EBITDA decreased 19 percent for the quarter, driven primarily by lower revenues, as previously mentioned, and lower margin contracting services work related to competitive market dynamics as a result of less available public-agency work in Oregon, as well as the type of work. Gains on asset sales were also lower by $1.7 million in 2026. Increased pricing, as previously mentioned, offset some of the decreases in the quarter.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Revenue decreased $23.5 million, largely due to less available public-agency work resulting in lower contracting services revenue in Oregon and California. In addition, Hawaii had lower material sales volumes reducing revenue by $12.5 million, mostly due to significant flooding conditions in the first quarter, and Alaska's material sales volumes were down $8.4 million in revenue due to unfavorable weather resulting in a late start to the construction season. Partially offsetting these decreases were increased pricing of $19.7 million across the segment on ready-mix, cement and aggregates, and contributions from acquisitions.
EBITDA decreased 17 percent year-over-year, primarily a result of lower revenues, as previously mentioned, as well as lower margin contracting services work related to competitive market dynamics due to less public-agency work and the type of work. Results were further impacted by the absence of a $3.5 million one-time gain recognized in the first quarter of 2025 due to an acquisition being a bargain purchase and lower gains on asset sales of $2.5 million in 2026. Increased pricing, as previously mentioned, offset some of the decreases to EBITDA.

Results of Operations - Mountain

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$236.5	$176.1	34%	$317.7	$242.1	31%
EBITDA	$31.0	$30.9	—%	$22.8	$14.6	56%
EBITDA margin	13.1%	17.6%		7.2%	6.0%

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Aggregates	$36.2	$29.3	$49.8	$37.4
Ready-mix concrete	42.7	35.7	65.3	48.8
Asphalt	42.6	28.8	45.4	29.3
Other*	1.2	—	1.2	—
Contracting services	163.4	110.7	214.2	158.7
Internal sales	(49.6)	(28.4)	(58.2)	(32.1)
	$236.5	$176.1	$317.7	$242.1
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Revenue increased $60.4 million in the quarter, largely resulting from increased contracting services, led by Idaho with $29.3 million as a result of project timing and strong momentum from an early start to the season, and contributions from the three companies acquired in the first quarter of 2026. In addition, our legacy operations realized volume and pricing improvements across all product lines.
EBITDA improved $100,000 for the quarter, largely due to higher revenues, as previously mentioned, and production cost efficiencies on our asphalt and ready-mix product lines. Mostly offsetting the increase was lower margin contracting services work due to the type of work and the impact of increased competition, as well as timing of project performance gains. Further, selling, general and administrative costs were $3.5 million higher, primarily related to additional overhead costs from the three companies acquired in the first quarter of 2026, as well as increased payroll-related costs.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Revenue increased $75.6 million, mostly driven by favorable weather allowing for early season work, which positively impacted all product lines in Idaho, as well as contributions from the three companies acquired in the first quarter of 2026. In addition, higher pricing for ready-mix, and aggregates contributed $6.4 million of additional revenue to our legacy operations.
EBITDA improved 56 percent year-over-year, largely due to higher revenues, as previously mentioned, as well as production cost efficiencies across all product lines. Slightly offsetting was $5.8 million higher selling, general and administrative costs mostly related to additional overhead costs from the three acquired companies during the first quarter and increased payroll-related costs.

Index
Results of Operations - Central

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$325.6	$255.2	28%	$426.8	$323.1	32%
EBITDA	$53.6	$44.4	21%	$26.8	$20.1	33%
EBITDA margin	16.5%	17.4%		6.3%	6.2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Aggregates	$78.5	$61.8	$103.7	$78.9
Ready-mix concrete	105.8	80.3	153.8	105.9
Asphalt	51.8	43.5	57.2	50.3
Other*	13.7	12.6	17.7	15.0
Contracting services	145.3	108.3	174.5	132.8
Internal sales	(69.5)	(51.3)	(80.1)	(59.8)
	$325.6	$255.2	$426.8	$323.1
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Revenue increased $70.4 million for the quarter, primarily driven by contracting services as a result of large projects in North Dakota and more available public-agency work in both North Dakota and Minnesota, which also contributed to an increase in asphalt volumes. In addition, aggregate volumes contributed $18.5 million of additional revenue in the quarter, largely related to supplying data center projects in North Dakota and Texas, as well as more available work, as previously mentioned. Further, contributions from the December 2025 acquisition of Texcrete led to ready-mix volumes that were more than twice as high in Texas as the prior year. Slightly offsetting the increases was decreased consolidated average pricing due to product mix and pricing differentials as a result of contributions from different locations as compared to the prior year.
EBITDA improved $9.2 million, largely the result of higher revenues, as previously mentioned, as well as production efficiencies and lower input material costs. Margins on contracting services work also improved in the quarter largely due to favorable project execution. Partially offsetting the increase was the absence of gains on asset sales of $7.9 million from the prior year, primarily in Texas.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Revenue increased $103.7 million, primarily driven by contracting services revenue as a result of more available public-agency work in North Dakota and Minnesota, which also contributed to an increase in asphalt volumes. In addition, contributions from the acquisition of Texcrete in December 2025 led to ready-mix volumes that were more than twice as high in Texas as the prior year. Aggregate volumes also contributed $24.1 million of additional revenue, largely related to supplying data center projects in North Dakota and Texas, as well as more available work, as previously mentioned. Slightly offsetting the increases was decreased consolidated average pricing due to product mix and pricing differentials as a result of contributions from different locations as compared to the prior year.
EBITDA improved $6.7 million, largely the result of higher revenues, as previously mentioned, as well as production efficiencies across the product lines. Margins on contracting services work also improved slightly in the year largely due to favorable project execution. Partially offsetting the increase was higher selling, general and administrative costs of $13.1 million, largely from additional overhead costs from companies acquired and increased payroll-related costs, and the absence of gains on asset sales of $8.0 million from the prior year, primarily in Texas.

Index
Results of Operations - Energy Services

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$103.0	$97.4	6%	$123.5	$111.3	11%
EBITDA	$19.8	$17.1	16%	$15.2	$9.3	64%
EBITDA margin	19.2%	17.5%		12.3%	8.3%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Liquid Asphalt	$91.4	$85.9	$109.5	$98.1
Other*	15.6	14.2	19.7	17.2
Internal sales	(4.0)	(2.7)	(5.7)	(4.0)
	$103.0	$97.4	$123.5	$111.3
*Other includes fabric and spreading, burner fuels, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Revenue increased $5.6 million, primarily driven by higher pricing and sales volumes due to improved market opportunities in California. Partially offsetting were lower volumes in other markets resulting from competitive market dynamics.
EBITDA improved $2.7 million, largely as a result of increased revenue, as mentioned previously, as well as lower operating costs due to the absence of boiler repairs and railcar maintenance incurred in the prior year.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Revenue increased $12.2 million, primarily driven by higher sales volumes in California due to improved pricing and market conditions, which contributed $14.7 million of additional revenue. This increase was slightly offset by lower volumes in other markets resulting from competitive market dynamics.
EBITDA improved $5.9 million, largely as a result of increased revenue, as mentioned previously, as well as lower operating costs due to the absence of boiler repairs and railcar maintenance incurred in the prior year.

Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of our company, as well as insurance activity at our captive insurer; interest expense on a majority of our long-term debt; interest income; and unrealized gains or losses on investments for nonqualified benefit plans.
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
During the second quarter of 2026, Corporate Services contributed negative EBITDA of $13.4 million, which was comparable to the prior year, as a result of flat selling, general and administrative costs year-over-year. Increased investment returns on our nonqualified defined benefit plans and lower due diligence and integration costs related to corporate development and completed acquisitions were offset by increased salaries and burden.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
During the first half of 2026, Corporate Services contributed negative EBITDA of $31.4 million, which was comparable to the prior year, as a result of flat selling, general and administrative costs year-over-year. Lower due diligence and integration costs related to corporate development and completed acquisitions were offset by increased salaries and burden.

Index
Liquidity and Capital Resources
At June 30, 2026, we had unrestricted cash and cash equivalents of $40.7 million, working capital of $794.4 million and borrowing capacity of $387.2 million on our revolving credit facility, net of our outstanding letters of credit. Working capital is calculated as current assets less current liabilities. As of June 30, 2026, we had sufficient liquid assets and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
On May 15, 2026, we entered into a second amendment to our secured credit agreement, increasing our Term Loan B by an aggregate principal amount of $400.0 million and reducing the interest rate margin by 0.25%. After the second amendment, the aggregate principal amount of the Term Loan B outstanding was $895.0 million.
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
We currently estimate total 2026 capital expenditures for maintenance and improvement to be between $170 million and $235 million. For the six months ended June 30, 2026, we spent $90.1 million, largely on the replacement of construction equipment and plant improvements.
Additionally, for the six months ended June 30, 2026, we spent $244.5 million on growth initiatives, which comprised of $184.4 million on acquisitions and $60.1 million on aggregate expansion and greenfield projects. For the remainder of 2026, we estimate to spend $76.4 million on organic growth projects. Capital expenditures for future acquisitions and new organic growth opportunities would be incremental to our outlined capital program. It is anticipated that capital expenditures for the remainder of 2026 will be funded by various sources, including cash flows from operations and debt.
Cash flows

	Six Months Ended
	June 30,
	2026	2025
	(In millions)
Net cash provided by (used in)
Operating activities	$(133.6)	$(167.8)
Investing activities	(332.6)	(701.9)
Financing activities	444.8	666.3
Decrease in cash, cash equivalents and restricted cash	(21.4)	(203.4)
Cash, cash equivalents and restricted cash -- beginning of year	123.4	281.1
Cash, cash equivalents and restricted cash -- end of period	$102.0	$77.7

Index
Operating activities

	Six Months Ended
	June 30,
	2026	2025	Variance
	(In millions)
Components of net cash used in operating activities:
Net loss	$(35.3)	$(18.1)	$(17.2)
Adjustments to reconcile net loss to net cash used in operating activities	112.0	79.9	32.1
Changes in current assets and liabilities, net of acquisitions:
Receivables	(233.2)	(177.4)	(55.8)
Inventories	(66.2)	(59.9)	(6.3)
Other current assets	(22.5)	(18.1)	(4.4)
Accounts payable	87.6	36.2	51.4
Other current liabilities	16.7	(15.6)	32.3
Pension and postretirement benefit plan contributions	(0.3)	(0.3)	—
Other noncurrent charges	7.6	5.5	2.1
Net cash used in operating activities	$(133.6)	$(167.8)	$34.2
Cash used in operating activities at June 30, 2026, improved $34.2 million, largely related to lower working capital needs, offset by a higher net loss in the period. Cash used by working capital components totaled $217.6 million for the six months ended June 30, 2026, compared to $234.8 million for the six months ended June 30, 2025. This reduction in cash used in 2026 was primarily the result of decreased incentive payments in 2026 and the timing of interest payments, primarily associated with the Term Loan B that was amended May 15, 2026. Partially offsetting these decreases was an increase in our taxes receivable due to the increase in net loss and the timing of taxes paid.
Investing activities

	Six Months Ended
	June 30,
	2026	2025	Variance
	(In millions)
Capital expenditures	$(150.2)	$(228.6)	$78.4
Acquisitions, net of cash acquired	(184.4)	(501.9)	317.5
Net proceeds from sale or disposition of property and other	4.8	31.4	(26.6)
Investments	(2.8)	(2.8)	—
Net cash used in investing activities	$(332.6)	$(701.9)	$369.3
The decrease in cash used in investing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily the result of decreased cash used for acquisition activity and aggregate reserve replacements, partially offset by the absence of prior year proceeds from the sale of ready-mix operations in the Central segment.
Financing activities

	Six Months Ended
	June 30,
	2026	2025	Variance
	(In millions)
Issuance of long-term debt	$461.0	$683.0	$(222.0)
Debt issuance costs	(3.9)	(11.1)	7.2
Repayment of long-term debt	(6.9)	(3.0)	(3.9)
Tax withholding on stock-based compensation	(5.4)	(2.6)	(2.8)
Net cash provided by financing activities	$444.8	$666.3	$(221.5)
Cash flows provided by financing activities for the six months ended June 30, 2026 decreased compared to the six months ended June 30, 2025. In the second quarter of 2026, we entered into a second amendment to our secured credit agreement, increasing our Term Loan B by an aggregate principal amount of $400 million, while in 2025 we issued $500 million against our Term Loan B. Further, in 2026 we borrowed less against our revolving credit facility.

Index
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
At June 30, 2026, our long-term debt reflected an increase of approximately $454.1 million from the balance at December 31, 2025. This increase is primarily due to the second amendment to our secured credit facility increasing our Term Loan B facility by $400.0 million and outstanding borrowings of $61.0 million under our revolving credit facility. The funds from the Term Loan B were used to repay borrowings under the revolving credit agreement, working capital needs and general corporate purposes.
At June 30, 2026, our total estimated interest payments over the life of our debt reflected an increase of approximately $90.3 million from the total estimated interest payments at December 31, 2025. This increase is primarily due to the amendment to our Term Loan B facility and borrowings under our revolving credit facility, as previously mentioned.
At June 30, 2026, our purchase commitments reflected an increase of approximately 14 percent from the balance at December 31, 2025. This increase is primarily due to the seasonality of work and preparing for our peak construction season. We expect purchase commitments to continue to decrease throughout the remainder of 2026 as obligations continue to be satisfied during the construction season.
Off-Balance Sheet Arrangements

Surety Bonds and Letters of Credit
In the normal course of business, we have surety bonds and letters of credit related to contracts for contracting services, reclamation obligations and insurance policies of our subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, we would be responsible to the surety bond company or for a draw on our letter of credit for completion of the contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the future. At June 30, 2026, approximately $1.1 billion of surety bonds and $51.9 million of letters of credit were outstanding, of which the total of letters of credit balance reduced availability under our revolving credit facility. These balances were not reflected on the Consolidated Balance Sheet.

Other than the surety bonds and letters of credit above, we did not have any off-balance sheet arrangements as of June 30, 2026.
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
EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin are most directly comparable to the corresponding GAAP measures of net income (loss) and net income (loss) margin. We believe these non-GAAP financial measures, in addition to corresponding GAAP measures, are useful to investors by providing meaningful information about operational efficiency compared to our peers by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance by excluding unrealized gains and losses on benefit plan investments, stock-based compensation, and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting as they are considered non-cash and not part of our core operations. We believe EBITDA and Adjusted EBITDA assist rating agencies and investors in comparing operating performance across operating periods on a consistent basis by excluding items management does

Index
not believe are indicative of our operating performance. Additionally, EBITDA and Adjusted EBITDA are important financial metrics for debt investors who utilize debt to EBITDA and debt to Adjusted EBITDA ratios. We believe these non-GAAP financial measures, including total segment measures, as applicable, are useful performance measures because they provide clarity as to our operational results. Our management uses these non-GAAP financial measures in conjunction with GAAP results when evaluating our operating results internally and calculating employee incentive compensation.
EBITDA is calculated by adding back income taxes, interest expense (net of interest income) and depreciation, depletion and amortization expense to net income (loss). EBITDA margin is calculated by dividing EBITDA by revenues. Adjusted EBITDA is calculated by adding back unrealized gains and losses on benefit plan investments, stock-based compensation and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting to EBITDA. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenues. These non-GAAP financial measures are calculated the same for both the total segment and consolidated metrics and should not be considered as alternatives to, or more meaningful than, GAAP financial measures such as net income or net income margin, and are intended to be helpful supplemental financial measures for investors’ understanding of our operating performance. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies’ EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin measures having the same or similar names.
The following information reconciles segment and consolidated net income (loss) to EBITDA and Adjusted EBITDA and provides the calculation of EBITDA margin and Adjusted EBITDA margin. Interest expense, net, is net of interest income that is included in other income on the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss)	$43.9	$50.6	$(35.3)	$(18.1)
Depreciation, depletion and amortization	56.4	50.2	108.5	88.9
Interest expense, net	23.9	21.5	44.1	34.7
Income taxes	16.0	17.4	(12.5)	(7.3)
EBITDA	$140.2	$139.7	$104.8	$98.2
Unrealized (gains) losses on benefit plan investments	(3.2)	(1.8)	(2.4)	(1.1)
Stock-based compensation expense	2.6	2.9	5.4	5.7
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	0.1	—	0.1	—
Adjusted EBITDA	$139.7	$140.8	$107.9	$102.8

Revenue	$938.6	$833.8	$1,348.7	$1,187.2
Net income (loss) margin	4.7%	6.1%	(2.6)%	(1.5)%
EBITDA margin	14.9%	16.8%	7.8%	8.3%
Adjusted EBITDA margin	14.9%	16.9%	8.0%	8.7%
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
Interest rate risk
As of June 30, 2026, we had $1.2 billion of outstanding borrowings under our Term Loan A, Term Loan B and revolving credit facility, which bear interest at a variable rate. As of June 30, 2026, the weighted-average rate in effect was 5.52 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at June 30, 2026, would increase the all-in rate to 6.52 percent, the effect of which would increase the Company's interest expense by $12.1 million over the next 12 months based on the balances outstanding for these borrowings as of June 30, 2026.
At June 30, 2026, we had no outstanding interest rate hedges.
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

Except as noted above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings required by this item, see the discussion in Note 16 to our Consolidated Financial Statements, which is incorporated herein by reference.
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
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3.1	Second Amended and Restated Certificate of Incorporation of Knife River Corporation			8-K		3.1	5/28/25	1-41642
3.2	Second Amended and Restated Bylaws of Knife River Corporation			8-K		3.2	5/28/25	1-41642
4.1	Fourth Supplemental Indenture, dated as of April 20, 2026, by and among the parties that are signatories hereto as Guarantors, Knife River Corporation and U.S. Bank Trust Company, National Association	X
4.2	Second Amendment, dated as of May 15, 2026, among Knife River Corporation, as borrower, the guarantors party thereto, the lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K		10.1	5/18/26	1-41642
10.1+	Knife River Corporation Director Compensation Policy, as amended May 20, 2026	X
10.2+	Offer Letter, dated May 20, 2026, between Knife River Corporation and Peggy S. Rebstock			8-K		10.1	5/21/26	1-41642
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	August 4, 2026	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Peggy S. Rebstock
Peggy S. Rebstock
Vice President, Chief Accounting Officer and Controller