Form 10-Q
period 2026-09-30
Knife River Corp
filed 2026-11-03
CIK 1955520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2026: 56,763,420 shares.

Index
Unless otherwise stated or the context otherwise requires, references in this report to “Knife River,” the “Company,” “we,” “our,” or “us” refer to Knife River Corporation and its consolidated subsidiaries.

Index
Introduction
Knife River is an aggregates-based, vertically integrated construction materials and contracting services company with 1.3 billion tons of aggregates reserves as of December 31, 2025. About 35 percent of these aggregates support internal production of ready-mix concrete, asphalt, and various contracting services, including heavy-civil and concrete construction. Our company targets mid-size, higher-growth markets and is dedicated to growth and stakeholder value through our core values: People, Safety, Quality, and the Environment.
We supply construction materials and contracting services in the United States and operate across 15 states, mainly serving public-sector infrastructure projects like highways and bridges. Our access to high-quality aggregates supports our vertically integrated model, allowing us to share resources and maximize efficiency. Products are transported by truck, rail, or barge, depending on the market. Strategically located aggregates sites, plants, and a large fleet help us serve customers effectively. This integrated approach provides scale, efficiency, and operational excellence, benefiting customers, shareholders, and communities.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

Knife River Corporation
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenue:
Construction materials	$671,007	$647,277	$1,465,456	$1,354,260
Contracting services	604,594	556,440	1,158,863	1,036,688
Total revenue	1,275,601	1,203,717	2,624,319	2,390,948
Cost of revenue:
Construction materials	434,631	426,780	1,107,872	1,037,647
Contracting services	553,370	492,603	1,068,852	921,316
Total cost of revenue	988,001	919,383	2,176,724	1,958,963
Gross profit	287,600	284,334	447,595	431,985
Selling, general and administrative expenses	73,473	69,129	238,588	211,356
Operating income	214,127	215,205	209,007	220,629
Interest expense	24,718	23,003	70,022	60,601
Other (expense) income	(762)	1,194	1,900	7,967
Income before income taxes	188,647	193,396	140,885	167,995
Income tax expense	50,768	50,245	38,299	42,951
Net income	$137,879	$143,151	$102,586	$125,044

Net income per share
Basic	$2.43	$2.53	$1.81	$2.21
Diluted	$2.43	$2.52	$1.81	$2.20
Weighted average common shares outstanding:
Basic	56,763	56,664	56,744	56,649
Diluted	56,825	56,884	56,833	56,900
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$137,879	$143,151	$102,586	$125,044
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $41 and $21 for the three months ended and $123 and $61 for the nine months ended September 30, 2026 and 2025, respectively.	127	63	381	190
Postretirement liability adjustment	127	63	381	190
Other comprehensive income	127	63	381	190
Comprehensive income attributable to common stockholders	$138,006	$143,214	$102,967	$125,234
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Balance Sheets
(Unaudited)
	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$177,317	$81,097	$123,418
Receivables, net	553,236	516,764	278,030
Contract assets	149,395	67,886	77,528
Inventories	463,645	436,535	435,714
Prepayments and other current assets	33,588	33,029	46,232
Total current assets	1,377,181	1,135,311	960,922
Noncurrent assets:
Net property, plant and equipment	2,182,858	1,961,437	2,028,933
Goodwill	583,996	469,381	519,668
Other intangible assets, net	31,101	33,418	32,680
Operating lease right-of-use assets	50,041	49,950	52,589
Investments and other	61,304	53,820	55,321
Total noncurrent assets	2,909,300	2,568,006	2,689,191
Total assets	$4,286,481	$3,703,317	$3,650,113
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt - current portion	$18,876	$11,780	$11,708
Accounts payable	239,101	211,157	145,581
Accrued compensation	41,649	36,977	44,253
Contract liabilities	27,730	42,837	33,773
Accrued interest	19,879	15,680	7,348
Other taxes payable	18,368	28,660	11,252
Current operating lease liabilities	16,694	14,749	15,942
Other accrued liabilities	122,881	112,604	108,132
Total current liabilities	505,178	474,444	377,989
Noncurrent liabilities:
Long-term debt	1,534,375	1,175,968	1,153,830
Deferred income taxes	308,895	264,192	287,917
Noncurrent operating lease liabilities	33,347	35,201	36,647
Other	158,363	146,316	152,790
Total liabilities	2,540,158	2,096,121	2,009,173
Commitments and contingencies
Stockholders' equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 57,194,556 shares issued and 56,763,420 shares outstanding at September 30, 2026; 57,095,301 shares issued and 56,664,165 shares outstanding at September 30, 2025; 57,095,301 shares issued and 56,664,165 shares outstanding at December 31, 2025	572	571	571
Other paid-in capital	632,052	626,773	629,637
Retained earnings	1,127,206	992,590	1,024,620
Treasury stock held at cost - 431,136 shares	(3,626)	(3,626)	(3,626)
Accumulated other comprehensive loss	(9,881)	(9,112)	(10,262)
Total stockholders' equity	1,746,323	1,607,196	1,640,940
Total liabilities and stockholders' equity	$4,286,481	$3,703,317	$3,650,113
The accompanying notes are an integral part of these consolidated financial statements.

Index

Knife River Corporation
Consolidated Statements of Equity
(Unaudited)
	Common Stock		Other Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
	(In thousands, except shares)
At December 31, 2025	57,095,301	$571	$629,637	$1,024,620	(431,136)	$(3,626)	$(10,262)	$1,640,940
Net loss	—	—	—	(79,176)	—	—	—	(79,176)
Other comprehensive income	—	—	—	—	—	—	127	127
Stock-based compensation expense	—	—	2,859	—	—	—	—	2,859
Common stock issued for employee compensation, net of tax withholding	89,690	1	(5,426)	—	—	—	—	(5,425)
At March 31, 2026	57,184,991	$572	$627,070	$945,444	(431,136)	$(3,626)	$(10,135)	$1,559,325
Net income	—	—	—	43,883	—	—	—	43,883
Other comprehensive income	—	—	—	—	—	—	127	127
Stock-based compensation expense	—	—	2,553	—	—	—	—	2,553
Common stock issued for board of director fees	9,565	—	—	—	—	—	—	—
At June 30, 2026	57,194,556	$572	$629,623	$989,327	(431,136)	$(3,626)	$(10,008)	$1,605,888
Net income	—	—	—	137,879	—	—	—	137,879
Other comprehensive income	—	—	—	—	—	—	127	127
Stock-based compensation expense	—	—	2,429	—	—	—	—	2,429
At September 30, 2026	57,194,556	$572	$632,052	$1,127,206	(431,136)	$(3,626)	$(9,881)	$1,746,323
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

Index

Knife River Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Operating activities:
Net income	$102,586	$125,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	164,149	142,439
Deferred income taxes	12,646	6,567
Provision for credit losses	1,021	1,405
Amortization of debt issuance costs	3,158	2,745
Employee stock-based compensation costs	7,841	8,530
Pension and postretirement benefit plan net periodic benefit cost	1,392	1,074
Unrealized gains on investments	(1,351)	(2,187)
Gains on sales of assets	(5,272)	(15,644)
Gains on bargain purchases	(235)	(3,547)
Equity in earnings of unconsolidated affiliates	(766)	(227)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(346,179)	(267,478)
Inventories	(22,548)	(15,277)
Other current assets	16,404	3,742
Accounts payable	97,331	72,530
Other current liabilities	30,545	16,704
Pension and postretirement benefit plan contributions	(421)	(437)
Other noncurrent changes	584	6,600
Net cash provided by operating activities	60,885	82,583
Investing activities:
Capital expenditures	(208,574)	(290,327)
Acquisitions, net of cash acquired	(185,725)	(527,979)
Net proceeds from sale or disposition of property and other	10,401	38,273
Investments	(2,993)	(2,986)
Net cash used in investing activities	(386,891)	(783,019)
Financing activities:
Issuance of long-term debt	400,000	520,000
Repayment of long-term debt	(10,835)	(5,878)
Debt issuance costs	(3,835)	(11,070)
Tax withholding on stock-based compensation	(5,425)	(2,653)
Net cash provided by financing activities	379,905	500,399
Increase (decrease) in cash, cash equivalents and restricted cash	53,899	(200,037)
Cash, cash equivalents and restricted cash -- beginning of year	123,418	281,134
Cash, cash equivalents and restricted cash -- end of period	$177,317	$81,097
The accompanying notes are an integral part of these consolidated financial statements.

Index
Knife River Corporation
Notes to Consolidated
Financial Statements
September 30, 2026 and 2025
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
Management has also evaluated the impact of events occurring after September 30, 2026, up to the date of issuance of these consolidated interim financial statements on November 3, 2026, that would require recognition or disclosure in the Consolidated Financial Statements.
Principles of consolidation
For all periods, the consolidated financial statements were prepared in accordance with GAAP and include the accounts of Knife River and our wholly owned subsidiaries. All intercompany accounts and transactions between our businesses have been eliminated in the accompanying consolidated financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities assumed under the acquisition method of accounting; aggregates reserves; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; expected credit losses; environmental and other loss contingencies; costs on contracting services contracts; actuarially determined benefit costs; asset retirement obligations; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

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

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Cash and cash equivalents	$118,028	$30,695	$73,821
Restricted cash	59,289	50,402	49,597
Cash, cash equivalents and restricted cash	$177,317	$81,097	$123,418
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
Note 4 - Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade and contract receivables for the sale of goods and services net of expected credit losses. A majority of our receivables are due in 30 days or less. The total balance of receivables past due 90 days or more was $19.2 million, $16.4 million and $15.3 million at September 30, 2026, September 30, 2025 and December 31, 2025, respectively. Receivables were as follows:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Trade receivables	$298,063	$279,057	$155,836
Contract receivables	260,950	242,248	127,383
Receivables, gross	559,013	521,305	283,219
Less expected credit loss	5,777	4,541	5,189
Receivables, net	$553,236	$516,764	$278,030
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
Details of our expected credit losses were as follows:

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2025	$2,405	$274	$1,602	$908	$5,189
Current expected credit loss provision	67	(34)	70	37	140
Less write-offs charged against the allowance	174	52	11	37	274
At March 31, 2026	$2,298	$188	$1,661	$908	$5,055
Current expected credit loss provision	306	132	93	58	589
Less write-offs charged against the allowance	43	40	7	6	96
At June 30, 2026	$2,561	$280	$1,747	$960	$5,548
Current expected credit loss provision	(79)	(129)	393	107	292
Less write-offs charged against the allowance	46	17	—	—	63
At September 30, 2026	$2,436	$134	$2,140	$1,067	$5,777

	West	Mountain	Central	Energy Services	Total
	(In thousands)
As of December 31, 2024	$2,478	$780	$921	$166	$4,345
Current expected credit loss provision	—	42	30	263	335
Less write-offs charged against the allowance	73	8	18	263	362
At March 31, 2025	$2,405	$814	$933	$166	$4,318
Current expected credit loss provision	81	86	147	(208)	106
Less write-offs charged against the allowance	32	10	(5)	(208)	(171)
At June 30, 2025	$2,454	$890	$1,085	$166	$4,595
Current expected credit loss provision	29	278	341	316	964
Less write-offs charged against the allowance	108	880	14	16	1,018
At September 30, 2025	$2,375	$288	$1,412	$466	$4,541
Note 5 - Inventories
Inventories on the Consolidated Balance Sheets were as follows:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Finished products	$330,417	$313,033	$304,281
Raw materials	85,628	83,055	91,069
Supplies and parts	47,600	40,447	40,364
Total	$463,645	$436,535	$435,714
Inventories are valued at the lower of cost or net realizable value using the average cost method. Inventories include production costs incurred as part of our aggregates mining activities. These inventoriable production costs include all mining and processing costs associated with the production of aggregates. Stripping costs incurred during the production phase, which represent costs of removing overburden and waste materials to access mineral deposits, are a component of inventoriable production costs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net income	$137,879	$143,151	$102,586	$125,044
Weighted average common shares outstanding - basic	56,763	56,664	56,744	56,649
Effect of dilutive performance shares and restricted stock units	62	220	89	251
Weighted average common shares outstanding - diluted	56,825	56,884	56,833	56,900
Shares excluded from the calculation of diluted income per share	2	—	34	29
Net income per share - basic	$2.43	$2.53	$1.81	$2.21
Net income per share - diluted	$2.43	$2.52	$1.81	$2.20
Note 7 - Accumulated Other Comprehensive Loss
Comprehensive income is comprised of net income and other comprehensive income. The only component of other comprehensive income is the amortization of postretirement liability losses for our benefit plans. As of September 30, 2026 and 2025, and December 31, 2025, accumulated other comprehensive loss was $9.9 million, $9.1 million and $10.3 million, respectively.
For the three months ended September 30, 2026 and 2025, we amortized $127,000 and $63,000, respectively, of expense into other income, and $41,000 and $21,000, respectively, into income taxes. For the nine months ended September 30, 2026 and 2025, we amortized $381,000 and $190,000, respectively, of expense into other income, and $123,000 and $61,000, respectively, into income taxes.
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

Three Months Ended September 30, 2026	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$99,268	$45,440	$105,052	$—	$—	$249,760
Ready-mix concrete	93,812	46,212	130,175	—	—	270,199
Asphalt	57,186	63,359	94,466	—	—	215,011
Liquid asphalt	—	—	—	147,068	—	147,068
Other	54,992	1,216	11,893	25,445	3,547	97,093
Contracting services public-sector	110,811	169,726	229,136	—	—	509,673
Contracting services private-sector	29,621	51,536	13,764	—	—	94,921
Internal sales	(81,072)	(69,433)	(126,261)	(27,858)	(3,500)	(308,124)
Revenues from contracts with customers	$364,618	$308,056	$458,225	$144,655	$47	$1,275,601

Three Months Ended September 30, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$91,252	$34,823	$91,969	$—	$—	$218,044
Ready-mix concrete	98,581	42,121	120,673	—	—	261,375
Asphalt	61,674	42,210	96,552	—	—	200,436
Liquid asphalt	—	—	—	148,765	—	148,765
Other	50,311	6	12,190	25,540	3,364	91,411
Contracting services public-sector	141,893	123,245	216,421	—	—	481,559
Contracting services private-sector	28,546	32,285	14,050	—	—	74,881
Internal sales	(76,705)	(45,020)	(117,528)	(30,301)	(3,200)	(272,754)
Revenues from contracts with customers	$395,552	$229,670	$434,327	$144,004	$164	$1,203,717

Nine Months Ended September 30, 2026	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$244,011	$95,203	$208,751	$—	$—	$547,965
Ready-mix concrete	255,978	111,566	283,938	—	—	651,482
Asphalt	109,078	108,764	151,651	—	—	369,493
Liquid asphalt	—	—	—	256,611	—	256,611
Other	138,896	2,418	29,611	45,147	11,395	227,467
Contracting services public-sector	234,097	322,727	387,506	—	—	944,330
Contracting services private-sector	71,920	112,727	29,886	—	—	214,533
Internal sales	(188,856)	(127,628)	(206,556)	(53,609)	(10,913)	(587,562)
Revenues from contracts with customers	$865,124	$625,777	$884,787	$248,149	$482	$2,624,319

Index

Nine Months Ended September 30, 2025	West	Mountain	Central	Energy Services	Corporate Services and Eliminations	Total
	(In thousands)
Aggregates	$222,339	$72,216	$170,836	$—	$—	$465,391
Ready-mix concrete	258,313	90,915	226,586	—	—	575,814
Asphalt	109,085	71,500	146,818	—	—	327,403
Liquid asphalt	—	—	—	246,888	—	246,888
Other	133,993	11	27,208	42,754	10,486	214,452
Contracting services public-sector	269,125	240,349	341,949	—	—	851,423
Contracting services private-sector	90,074	73,876	21,315	—	—	185,265
Internal sales	(162,163)	(77,082)	(177,481)	(48,946)	(10,016)	(475,688)
Revenues from contracts with customers	$920,766	$471,785	$757,231	$240,696	$470	$2,390,948
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
The changes in contract assets and liabilities were as follows:

	September 30, 2026	December 31, 2025	Change
	(In thousands)
Contract assets	$149,395	$77,528	$71,867
Contract liabilities	(27,730)	(33,773)	6,043
Net contract assets	$121,665	$43,755	$77,910

	September 30, 2025	December 31, 2024	Change
	(In thousands)
Contract assets[1]	$67,886	$31,283	$36,603
Contract liabilities[1]	(42,837)	(42,126)	(711)
Net contract assets (liabilities)	$25,049	$(10,843)	$35,892
1.Following the issuance of the FASB Staff Educational Paper on Topic 606: Presentation and Disclosure of Retainage for Construction Contractors, we have reclassed retention receivables on a contract-by-contract basis from accounts receivable to contract assets and liabilities. The change in presentation was on a prospective basis beginning with balances as of December 31, 2025

We recognized $2.7 million and $31.1 million in revenue for the three and nine months ended September 30, 2026, respectively, which was previously included in contract liabilities at December 31, 2025. The change in the contract assets balance between December 31, 2025 and September 30, 2026 is a result of acquisitions and an increase in contracting services activity. We recognized $2.0 million and $39.9 million in revenue for the three and nine months ended September 30, 2025, respectively, which was previously included in contract liabilities at December 31, 2024.
We recognized a net increase in revenues of $7.7 million and $8.7 million for the three and nine months ended September 30, 2026, respectively, from performance obligations satisfied in prior periods. We recognized a net increase in revenues of $11.8 million and $24.1 million for the three and nine months ended September 30, 2025, respectively, from performance obligations satisfied in prior periods.

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
At September 30, 2026, our remaining performance obligations were $857.2 million. We expect to recognize the following revenue amounts in future periods related to these remaining performance obligations: $691.1 million within the next 12 months or less; $94.6 million within the next 13 to 24 months; and $71.5 million in 25 months or more.
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
The fair values of assets acquired and liabilities assumed are considered provisional until final fair values are determined during the measurement period. We expect to record adjustments as we accumulate the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. We will utilize market and cost approaches to estimate the fair value of the property, plant and equipment, excluding aggregates reserves. The fair value of aggregates reserves and intangible assets are determined using the income approach. All estimates, key assumptions, and forecasts were either provided by or reviewed by management. We have engaged third-party valuation firms to assist in the analysis and valuation of certain assets. While we chose to utilize third-party valuation firms, the fair value analysis and related valuations represent the conclusions of management and not the conclusions or statements of any third party.
The excess of the total purchase price over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. We believe that the goodwill relates to several factors, including potential synergies related to market opportunities for multiple product offerings and economies of scale expected from combining our operations with the businesses acquired.
During the first nine months of 2026, we completed the following four acquisitions:

•Two aggregates-based operations in Montana; one operation consists of a ready-mix concrete business supported by owned aggregate reserves, while the other includes owned aggregates reserves, ready-mix operations and precast concrete manufacturing capabilities. The results of these acquisitions are included in the Mountain segment. Purchase accounting was finalized in the second quarter of 2026.
•An aggregates-based company in Utah that consists of owned aggregates reserves, asphalt production and contracting services; this acquisition expanded our footprint into a new state. The results of this company are included in the Mountain segment. The fair values of the assets acquired and liabilities assumed were provisional as of September 30, 2026.
•An aggregates-based, vertically integrated supplier of aggregates, asphalt, contracting and paving services in Oregon, expanding our services in Southwest Oregon. The results of this acquisition are included in the West segment and resulted in a bargain purchase gain of $235,000. Purchase accounting was finalized in the second quarter of 2026.
The aggregated purchase consideration for these four acquisitions was $184.4 million, net of cash assumed, and subject to post-closing adjustments. These acquisitions were not considered material separately or in the aggregate. The acquisitions resulted in the recognition of $11.1 million of current assets; $119.4 million of assets in property, plant and equipment; $65.1 million of goodwill; $4.2 million of intangible assets, which is all customer relationships; $8.2 million of deferred income tax liability; $6.3 million of current liabilities; and $880,000 of noncurrent liabilities - other. During the second quarter of 2026, we recorded an increase to goodwill of $11.7 million, primarily as a result of revised fair value amounts for property, plant and equipment.
Revenue attributable to the acquisitions completed in 2026 included in our Consolidated Statement of Operations for the three and nine months ended September 30, 2026 was $27.9 million and $55.5 million, respectively, and net income of $1.8 million and $210,000, respectively.

Index
During 2025, we completed five acquisitions with an aggregated purchase price of $622.2 million. As of June 30, 2026, the purchase accounting was complete on all of the acquisitions and no material adjustments were needed. During the first half of 2026, we recorded a reduction to goodwill of $780,000, related to an increase of $3.0 million in intangibles and a decrease of $2.2 million in property, plant and equipment for acquisitions completed in 2025. In the third quarter of 2026, we paid $1.3 million towards a holdback liability related to a 2025 acquisition.
For the three months ended September 30, 2026 and 2025, we incurred acquisition-related costs on completed and other potential acquisitions of $1.6 million and $1.1 million, respectively. For the nine months ended September 30, 2026 and 2025, we incurred acquisition-related costs on completed and other potential acquisitions of $5.1 million and $8.0 million, respectively. These costs are included in our Corporate Services in selling, general and administrative expenses on the Consolidated Statement of Operations.
Dispositions
On March 7, 2025, we sold four ready-mix plant operations for total proceeds of $14.5 million. The ready-mix plant operations were acquired by us as part of the Strata acquisition and subsequently sold to a third-party. The ready-mix plants were included in assets held for sale on the opening balance sheet for Strata at the time of the acquisition.
Note 11 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2026	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2026
	(In thousands)
West	$137,575	$—	$306	$137,881
Mountain	26,816	54,205	10,903	91,924
Central	323,903	—	(1,086)	322,817
Energy Services	31,374	—	—	31,374
Total	$519,668	$54,205	$10,123	$583,996

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2025
	(In thousands)
West	$123,674	$11,904	$819	$136,397
Mountain	26,816	—	—	26,816
Central	115,322	172,492	(13,020)	274,794
Energy Services	31,413	—	(39)	31,374
Total	$297,225	$184,396	$(12,240)	$469,381

	Balance at January 1, 2025	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2025
	(In thousands)
West	$123,674	$11,904	$1,997	$137,575
Mountain	26,816	—	—	26,816
Central	115,322	212,962	(4,381)	323,903
Energy Services	31,413	—	(39)	31,374
Total	$297,225	$224,866	$(2,423)	$519,668

Index
Other amortizable intangible assets were as follows:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Customer relationships	$36,030	$32,503	$34,699
Less accumulated amortization	19,785	14,866	15,789
	16,245	17,637	18,910
Noncompete agreements	2,655	3,107	3,107
Less accumulated amortization	2,567	2,850	2,904
	88	257	203
Tradename	7,470	7,470	7,470
Less accumulated amortization	1,432	685	871
	6,038	6,785	6,599
Backlog	3,390	9,290	10,395
Less accumulated amortization	410	6,202	9,052
	2,980	3,088	1,343
Other	6,200	5,968	5,968
Less accumulated amortization	450	317	343
	5,750	5,651	5,625
Total	$31,101	$33,418	$32,680
The previous tables include goodwill and intangible assets associated with the business combinations completed in 2026 and 2025. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2026, was $2.6 million and $9.0 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2025, was $4.7 million and $10.8 million, respectively. Estimated amortization expense for identifiable intangible assets as of September 30, 2026, was:

	Remainder of 2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Amortization expense	$2,135	$4,682	$3,930	$3,325	$2,506	$14,523
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
Financial instruments measured at fair value on a recurring basis
We measure our investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. We anticipate using these investments, which consist of insurance contracts, to satisfy our obligations under our unfunded, nonqualified defined benefit and defined contribution plans for our executive officers and certain key management employees, and invest in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $38.1 million, $33.4 million and $34.0 million at September 30, 2026 and 2025, and December 31, 2025, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $992,000 for the three months ended September 30, 2026 and the net unrealized gain on these investments was $1.4 million for the nine months ended September 30, 2026. The net unrealized gains on these investments were $1.1 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Operations.

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2026, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2026
	(In thousands)
Assets:
Money market funds	$—	$2,754	$—	$2,754
Insurance contracts	—	38,085	—	38,085
Total assets measured at fair value	$—	$40,839	$—	$40,839

	Fair Value Measurements at September 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2025
	(In thousands)
Assets:
Money market funds	$—	$2,747	$—	$2,747
Insurance contracts	—	33,428	—	33,428
Total assets measured at fair value	$—	$36,175	$—	$36,175

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$2,775	$—	$2,775
Insurance contracts	—	33,982	—	33,982
Total assets measured at fair value	$—	$36,757	$—	$36,757
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
The assets and liabilities of the acquisitions that occurred through September 30, 2026 and 2025 were calculated using a market or cost approach. The fair value of some of the assets was determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates and sales projections, all of which require significant management judgment. For more information on these Level 2 and 3 fair value measurements, see Note 10.

Index
Our long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted cash flows using current market interest rates. The estimated fair value of our Level 2 long-term debt was as follows:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Carrying amount	$1,570,307	$1,204,073	$1,181,142
Fair value	$1,574,326	$1,226,500	$1,202,247
The carrying amounts of our remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of ours contain restrictive covenants and cross-default provisions. In order to borrow under the debt agreements, we must be in compliance with the applicable covenants and certain other conditions, all of which management believes we, as applicable, were in compliance with at September 30, 2026. In the event we do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2026	September 30, 2026	September 30, 2025	December 31, 2025
		(In thousands)
Term loan A agreement due on March 7, 2030	6.08%	$254,763	$261,379	$259,725
Term loan B agreement due on March 8, 2032	5.49%	890,524	497,500	496,250
Revolving credit agreement	8.00%	—	20,000	—
Senior notes due on May 1, 2031	7.75%	425,000	425,000	425,000
Other notes due on January 1, 2061	—%	20	194	167
Less unamortized debt issuance costs		17,056	16,325	15,604
Total long-term debt		1,553,251	1,187,748	1,165,538
Less current maturities		18,876	11,780	11,708
Net long-term debt		$1,534,375	$1,175,968	$1,153,830
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs, at September 30, 2026, were as follows:

	Remainder of 2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Long-term debt maturities	$3,892	$20,550	$22,184	$27,147	$219,046	$1,277,488

Index
Note 14 - Cash Flow Information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Interest paid, net	$53,915	$49,795
Income taxes paid, net	$12,383	$22,941
Noncash investing and financing transactions were as follows:

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Property, plant and equipment additions in accounts payable	$10,784	$7,155
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,435	$12,367
Accrual for holdback payment related to a business combination	$4,462	$5,379
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
Each geographic segment offers a vertically integrated suite of products and services, including aggregates, ready-mix concrete, asphalt and contracting services, while the Energy Services segment produces and supplies liquid asphalt, primarily for use in asphalt road construction, and is a supplier to some of the other segments. Each geographic segment mines, processes and sells construction aggregates (crushed stone and sand and gravel); produces and sells asphalt; and produces and sells ready-mix concrete as well as vertically integrating its contracting services to support the aggregates-based product lines including heavy-civil construction, asphalt and concrete paving, and site development and grading. Although not common to all locations, the geographic segments also sell cement, merchandise and other building materials and related services.
Corporate Services represents the unallocated costs of certain corporate functions, such as accounting, legal, treasury, business development, information technology, human resources and other corporate expenses that support the operating segments. Corporate Services also includes an immaterial amount of external revenue from the Knife River Training Center. We account for intersegment sales and transfers as if the sales or transfers were to third parties. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
The information that follows uses the same accounting policies as described in the audited financial statements and notes included in the Company's 2025 Annual Report. Information on our segments was as follows:

Index

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$364,618	$308,056	$458,225	$144,655	$1,275,554	$395,552	$229,670	$434,327	$144,004	$1,203,553
Intersegment revenues	1,167	—	3,783	23,763	28,713	482	141	22	25,208	25,853
Total segment revenue	365,785	308,056	462,008	168,418	1,304,267	396,034	229,811	434,349	169,212	1,229,406

Other revenues[1]					72					228
Less: Elimination of intersegment revenue					28,738					25,917
Total consolidated revenue					$1,275,601					$1,203,717

Cost of revenue excluding depreciation, depletion and amortization	251,406	240,452	340,150	132,498		282,478	171,640	317,012	126,212
Selling, general and administrative expenses excluding depreciation, depletion and amortization	22,490	11,782	19,770	3,454		21,413	7,557	17,729	3,405
Other segment items[2]	(534)	(12)	16	(25)		(274)	89	119	54
Total segment EBITDA	$91,355	$55,810	$102,104	$32,441	$281,710	$91,869	$50,703	$99,727	$39,649	$281,948

Consolidated income before income taxes					$188,647					$193,396
Plus:
Depreciation, depletion and amortization					55,642					53,473
Interest expense, net[3]					23,945					22,369
Less unallocated amounts:
Other corporate revenue					47					163
Other corporate expenses					(13,523)					(12,873)
Total segment EBITDA					$281,710					$281,948
1 Other revenues is comprised of revenue included within our corporate services.
2 Other segment items is comprised of other income (expense) items on the income statement.
3 Interest expense, net is interest expense net of interest income.

Index

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	West	Mountain	Central	Energy Services	Total	West	Mountain	Central	Energy Services	Total
	(In thousands)
Revenues from external customers	$865,124	$625,777	$884,787	$248,149	$2,623,837	$920,766	$471,785	$757,231	$240,696	$2,390,478
Intersegment revenues	2,816	—	3,999	43,768	50,583	961	141	164	39,840	41,106
Total segment revenue	867,940	625,777	888,786	291,917	2,674,420	921,727	471,926	757,395	280,536	2,431,584

Other revenues[1]					1,028					1,095
Less: Elimination of intersegment revenue					51,129					41,731
Total consolidated revenue					$2,624,319					$2,390,948

Cost of revenue excluding depreciation, depletion and amortization	636,242	512,011	693,818	233,333		682,126	381,570	586,487	221,090
Selling, general and administrative expenses excluding depreciation, depletion and amortization	68,231	35,287	66,701	11,035		64,881	25,213	51,513	10,623
Other segment items[2]	(678)	135	602	99		2,832	202	438	104
Total segment EBITDA	$162,789	$78,614	$128,869	$47,648	$417,920	$177,552	$65,345	$119,833	$48,927	$411,657

Consolidated income before income taxes					$140,885					$167,995
Plus:
Depreciation, depletion and amortization					164,149					142,439
Interest expense, net[3]					68,026					57,038
Less unallocated amounts:
Other corporate revenue					482					470
Other corporate expenses					(45,342)					(44,655)
Total segment EBITDA					$417,920					$411,657

Capital expenditures	$46,533	$40,389	$103,490	$7,868	$198,280	$151,553	$33,270	$83,510	$5,954	$274,287
Assets	$1,614,661	$674,093	$1,507,632	$280,712	$4,077,098	$1,590,257	$422,227	$1,363,097	$284,233	$3,659,814
Other assets					6,038,287					5,281,180
Elimination of intercompany receivables and investment in subsidiaries					5,828,904					5,237,677
Total consolidated assets					$4,286,481					$3,703,317
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
At September 30, 2026 and 2025, and December 31, 2025, we accrued contingent liabilities as a result of litigation, which have not been discounted, of $3.1 million, $3.3 million and $3.3 million, respectively. At September 30, 2026 and 2025, and December 31, 2025, there were no corresponding insurance receivables recorded. The accruals are for contingencies, including litigation and environmental matters. Most of these claims and lawsuits are covered by insurance, thus our exposure is typically limited to our deductible amount. We will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon our financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Prineville, Oregon: In July 2026, three lawsuits titled McCormick v. Knife River Corp., Case No. 26 CV 35046, Thompson v. Knife River Corp., Case No. 26 CV 35556, and Zednik v. Knife River Corp., Case No. 26 CV 35823, respectively, were filed in the Multnomah County Circuit Court against the Company. On August 7, 2026, the Company filed answers in each case and subsequently removed each case to the United States District Court for the District of Oregon. On November 2, 2026, the plaintiffs in Zednik filed an amended complaint naming additional plaintiffs. In each complaint, the plaintiffs allege claims for negligence, negligence per se, trespass, trespass to chattels, private nuisance, and public nuisance in connection with claims of elevated levels of metals in their well water allegedly caused by mining activities at our Woodward Site near Prineville, Oregon. The plaintiffs have alleged personal injury and property damages and seek compensation in the form of economic and non-economic damages, and the Zednik plaintiffs also seek punitive damages.
We are vigorously defending these actions in all respects. Given the early stage of the litigation, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential loss, if any, from these actions at this time.
Portland, Oregon: Knife River Corporation - Northwest is a party to claims for the cleanup of a superfund site in Portland, Oregon. There were no material changes to the environmental matters that were previously reported in the audited financial statements and notes included in our 2025 Annual Report.
Guarantees
We have outstanding obligations to third parties where we have guaranteed our performance. These guarantees are related to contracts for contracting services and certain other guarantees. At September 30, 2026, the fixed maximum amounts guaranteed under these agreements aggregated to $11.5 million, all of which have no scheduled maturity date. Certain of the guarantees also have no fixed maximum amounts specified. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2026.
We have outstanding letters of credit to third parties related to insurance policies and other agreements. At September 30, 2026, the fixed maximum amounts guaranteed under these letters of credit aggregated to $51.9 million. At September 30, 2026, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $50,000 in 2026, $51.6 million in 2027, and $175,000 in 2028. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2026.
In the normal course of business, we have surety bonds related to contracts for contracting services, reclamation obligations and insurance policies of our subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, we would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the future. At September 30, 2026, approximately $765.8 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this quarterly report on Form 10-Q highlights the key growth strategies, projections and certain assumptions for the Company and its subsidiaries. Many of these highlighted statements and other statements not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements are generally identified with words like “believe,” “expect,” “target,” “project,” “may,” “could,” “would,” “approximately,” “possible,” “will,” “should,” “intend,” “plan,” “anticipate,” “commit,” "confident," “estimate,” “potential,” “ambitions,” “outlook,” or “continue,” the negative of these words, other terms of similar meaning or the use of future dates. Although the Company believes that its expectations are expressed in good faith and based on reasonable assumptions, there is no assurance the Company’s statements with respect to its EDGE and Sharper EDGE initiatives and the benefits thereof, our ability to drive long-term profitable growth, shareholder value creation, near-term market dynamics, expected long-term goals, expected backlog margin, acquisitions, financing plans, expected federal and state funding for infrastructure or other proposed strategies will be achieved.

New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in the section entitled “Item 1A. Risk Factors” in Part I of the Company's 2025 Annual Report on Form 10-K (Annual Report), filed with the United States Securities and Exchange Commission (the “SEC”) on February 20, 2026, and subsequent filings with the SEC.

All forward-looking statements in this quarterly report on Form 10-Q are expressly qualified by such cautionary statements and by reference to the underlying assumptions. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Except as required by law, the Company does not undertake to update forward-looking statements, whether as a result of new information, future events or otherwise.
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

Index
We provide various products and services and operate a variety of facility types, including aggregates quarries and mines, ready-mix concrete plants, asphalt plants and distribution facilities, in the following states:
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
Market Conditions and Outlook
Federal and state funding remain at or near record levels for a majority of our markets with approximately 80 percent of our historical contracting services revenue each year coming from public-sector projects, enhancing stability through market cycles. For more information on factors that may negatively impact our business, see the section entitled "Item 1A. Risk Factors" in Part I of the Company's 2025 Annual Report.
Backlog. Our contracting services backlog was as follows:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In millions)
West	$167.3	$257.5	$203.6
Mountain	336.0	386.0	395.7
Central	353.9	351.1	432.8
	$857.2	$994.6	$1,032.1
Expected margins on backlog at September 30, 2026, were lower compared to the expected margins on backlog at September 30, 2025. Of the $857 million of backlog at September 30, 2026, we expect to complete approximately $691 million in the 12 months following September 30, 2026. Approximately 82 percent of our backlog at September 30, 2026, is related to publicly funded projects, including street and highway construction projects, which are driven primarily by public works projects for state departments of transportation (DOT). While there continues to be infrastructure development, as discussed in the following section on Public Funding, there were fewer bidding opportunities in certain markets for the quarter compared to the same period last year.
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
Public Funding. Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. Federal surface transportation programs authorized under the Infrastructure Investment and Jobs Act (IIJA) have been extended through December 11, 2026, providing additional time for Congress to consider a long-term reauthorization. The bipartisan BUILD America 250 Act, a proposed five-year surface transportation reauthorization bill, continues to advance through the legislative process. There is also a significant portion of previously authorized IIJA funding remaining to be spent. As of September 2026, approximately 32 percent of IIJA formula funding had yet to be spent in our 15 state operating market, providing continued support for state DOT programs into 2027. While each market is unique, the DOT budgets in most of the states where we operate remain at or near record levels.
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

Index
Profitability. The management team consistently monitors profit margins and has adopted a proactive approach in supporting long-term profitability objectives and creating shareholder value. In 2023, we launched our EDGE initiatives and established specialized teams to deliver training, support higher-margin bidding opportunities across regions and pursue targeted growth opportunities. Building on the progress of these initiatives, which continue, we launched Sharper EDGE, a program of targeted improvement opportunities across three areas: Operational Excellence, Commercial Excellence and Organizational Excellence. We have begun implementing these initiatives and expect to ramp the program over the next three years.
We are experiencing downward pressure on our margins in certain markets due to competitive market dynamics and fluctuations in the prices of raw materials, including diesel fuel, gasoline, natural gas, liquid asphalt, cement and steel. We are experiencing competitive market dynamics, primarily within contracting services, which is resulting in projects being more competitively bid and in turn compressing our contracting services margins.
To counteract the effects of raw material price fluctuations, we have utilized various mitigating strategies, such as dynamic pricing; energy escalation clauses in our contracting services contracts; securing materials in advance including the prepurchasing of diesel; fuel surcharges and pursuing other cost-saving measures. Energy escalation adjustments within contracting services are often subject to a recognition delay of a few months and are not reflected immediately in our results of operations. Our teams have had success with these mitigating controls, however, our results of operations were still impacted by ongoing escalated fuel prices, largely as a result of the timing of contract billings. We will continue to monitor the effects these economic conditions have on our business.
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
During 2026, we finalized three aggregates-based acquisitions within the Mountain region and one in the West region. Two of these transactions broaden our presence in Montana, enhancing our ability to supply aggregates and ready-mix concrete to the expanding market in western Montana. The acquisition in the West expands our footprint in the Southwest Oregon market. Additionally, the acquisition of Morgan Asphalt marked our entry into the Utah market. This acquisition included aggregate crushing and production operations with reserves projected to last over 30 years, an asphalt manufacturing facility and a range of contracting services such as asphalt paving, excavation and grading, serving both public and private sector customers.
In addition, we continue to invest in multiple organic projects, including an aggregate expansion project in South Dakota and ready-mix operations in Idaho, Minnesota and Texas. The aggregate expansion project will increase our production capabilities in the Sioux Falls market and is scheduled to be operational in 2027. Further, we completed the greenfield development of ready-mix operations located in the Twin Falls, Idaho market, which became fully operational in the second quarter of 2026.
Seasonality. Our operations can be impacted by weather especially due to a large portion of our markets being geographically located in the northern part of the country. Generally, construction activity increases in the second quarter and continues throughout the year, contributing to both materials and contracting services volumes. However, an unusually wet spring or summer, or a longer winter can lead to reduced construction activity, which would also impact our aggregates and asphalt product lines.
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

Index
Consolidated Overview

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$1,275.6	$1,203.7	6%	$2,624.3	$2,390.9	10%
Cost of revenue	988.0	919.4	7%	2,176.7	1,958.9	11%
Gross profit	287.6	284.3	1%	447.6	432.0	4%
Selling, general and administrative expenses	73.5	69.1	6%	238.6	211.4	13%
Operating income	214.1	215.2	(1)%	209.0	220.6	(5)%
Interest expense	24.7	23.0	7%	70.0	60.6	16%
Other (expense) income	(0.8)	1.2	(167)%	1.9	8.0	(76)%
Income before income taxes	188.6	193.4	(2)%	140.9	168.0	(16)%
Income tax expense	50.7	50.2	1%	38.3	42.9	(11)%
Net income	$137.9	$143.2	(4)%	$102.6	$125.1	(18)%

EBITDA*	$268.2	$269.2	—%	$373.1	$367.5	2%
Adjusted EBITDA*	$271.7	$272.8	—%	$379.6	$377.1	1%
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

Index
The following tables summarize our operating results.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by segment:
West	$365.8		$396.0		$867.9		$921.7
Mountain	308.1		229.8		625.8		471.9
Central	462.0		434.4		888.8		757.4
Energy Services	168.4		169.2		291.9		280.5
Total segment revenues	1,304.3		1,229.4		2,674.4		2,431.5
Corporate Services and Eliminations	(28.7)		(25.7)		(50.1)		(40.6)
Consolidated revenues	$1,275.6		$1,203.7		$2,624.3		$2,390.9

EBITDA (a):
West	$91.4	25.0%	$91.8	23.2%	$162.8	18.8%	$177.5	19.3%
Mountain	55.8	18.1%	50.7	22.1%	78.6	12.6%	65.4	13.8%
Central	102.1	22.1%	99.7	23.0%	128.9	14.5%	119.8	15.8%
Energy Services	32.4	19.3%	39.7	23.4%	47.6	16.3%	48.9	17.4%
Total segment EBITDA (a)	281.7	21.6%	281.9	22.9%	417.9	15.6%	411.6	16.9%
Corporate Services and Eliminations (b)	(13.5)	N.M.	(12.7)	N.M.	(44.8)	N.M.	(44.1)	N.M.
Consolidated EBITDA (a)	$268.2	21.0%	$269.2	22.4%	$373.1	14.2%	$367.5	15.4%
(a)EBITDA, total segment EBITDA, EBITDA margin and total segment EBITDA margin are non-GAAP financial measures. For more information and a reconciliation to the nearest GAAP measure, see the section entitled "Non-GAAP Financial Measures."
(b)N.M. - not meaningful

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales (thousands):
Aggregates (tons)	12,747	11,610	27,657	24,303
Ready-mix concrete (cubic yards)	1,338	1,331	3,255	2,916
Asphalt (tons)	3,368	3,111	5,681	4,953

Average selling price:*
Aggregates (per ton)	$19.59	$18.78	$19.81	$19.15
Ready-mix concrete (per cubic yard)	$201.90	$196.43	$200.16	$197.49
Asphalt (per ton)	$63.84	$64.43	$65.04	$66.10
*The average selling price includes freight and delivery and other revenues.

Index

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(In millions)
Revenues by product line:
Aggregates	$249.7		$218.1		$548.0		$465.4
Ready-mix concrete	270.2		261.4		651.5		575.8
Asphalt	215.1		200.4		369.5		327.4
Liquid asphalt	147.1		148.8		256.6		246.9
Other*	97.0		91.4		227.4		214.4
Contracting services	604.6		556.4		1,158.9		1,036.7
Internal sales	(308.1)		(272.8)		(587.6)		(475.7)
Total revenues	$1,275.6		$1,203.7		$2,624.3		$2,390.9

Gross profit by product line:
Aggregates	$73.9	29.6%	$59.4	27.2%	$109.1	19.9%	$88.0	18.9%
Ready-mix concrete	50.0	18.5%	52.8	20.2%	104.7	16.1%	93.9	16.3%
Asphalt	38.9	18.1%	40.4	20.2%	54.8	14.8%	51.5	15.7%
Liquid asphalt	27.9	18.9%	33.7	22.7%	41.6	16.2%	44.5	18.0%
Other*	45.7	47.1%	34.2	37.4%	47.4	20.9%	38.7	18.1%
Contracting services	51.2	8.5%	63.8	11.5%	90.0	7.8%	115.4	11.1%
Total gross profit	$287.6	22.5%	$284.3	23.6%	$447.6	17.1%	$432.0	18.1%
*Other includes cement, merchandise, fabric and spreading, and other products and services that individually are not considered to be a core line of business.

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Revenue
Revenue increased $71.9 million, led by high-single digit volume increases for aggregates and asphalt, as well as an increase in contracting services. The increase in contracting services was largely the result of more asphalt paving work, which substantially contributed to the increase in aggregate and asphalt sales volumes. Acquisitions this past year contributed to the increases across most product lines. We also continue to focus on our pricing, which contributed another $23.9 million across our legacy operations in the quarter.
Gross Profit
Gross profit improved $3.3 million, largely due to the additional aggregate volumes noted above, and increased aggregate margins as a result of price increases and reduced per-unit production costs. Partially offsetting the increase was lower margins on contracting services work due to the timing and type of projects, higher diesel fuel costs and competitive market dynamics.
Selling, general and administrative expenses
As a percentage of revenues, selling, general and administrative expense was 5.8 percent in the third quarter of 2026 compared to 5.7 percent in the third quarter of 2025. For the third quarter of 2026, we experienced higher costs, largely related to the additional costs associated with companies acquired, including additional payroll and payroll-related costs, which was offset slightly by $2.1 million lower purchase accounting-related intangible asset amortization.
Interest expense
Interest expense increased $1.7 million due primarily to higher average debt balances with the additional $400 million of borrowings under the Term Loan B amended in May of 2026, offset in part by lower average interest rates.
Other (expense) income
Other income decreased $2.0 million due to decreased investment returns on our nonqualified defined benefit plans.
Income tax expense
Income tax expense increased $500,000, due to a slightly higher effective tax rate. Our effective tax rate for the third quarters of 2026 and 2025 was 26.9 percent and 26.0 percent, respectively. The increase in the effective tax rate is primarily due to a decrease in tax benefits.

Index
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Revenue
Revenue increased $233.4 million, led by double-digit volume increases for ready-mix, aggregates and asphalt, and an increase in contracting services. The increase in contracting services work was largely the result of more asphalt paving work and an earlier start to the season, which also contributed to the increase in aggregate and asphalt sales volumes. Acquisitions this past year further contributed to the increases across most product lines. Pricing also contributed $35.3 million of increases to the period.
Gross profit
Gross profit improved $15.6 million, largely due to the additional product line volumes noted above and price increases on liquid asphalt, aggregates, ready-mix concrete and cement. Partially offsetting the increase was lower margins on contracting services work due to the timing and type of projects, competitive market dynamics and an increase in diesel fuel costs.
Selling, general and administrative expenses
As a percentage of revenues, selling, general and administrative expense was 9.1 percent for the first nine months of 2026 compared to 8.8 percent in 2025. For the first nine months of 2026, we experienced higher costs, largely related to lower gains on asset sales of $10.5 million, additional costs associated with the companies acquired, and higher payroll and payroll-related costs. These costs were offset in part by lower purchase accounting-related intangible asset amortization.
Interest expense
Interest expense increased $9.4 million due primarily to higher average debt balances with the additional $400 million of borrowings under the Term Loan B amended in May of 2026 and borrowings under our revolving credit facility, offset in part by lower average interest rates.
Other income
Other income decreased $6.1 million, largely due to the absence of a one-time gain of $3.5 million on the bargain purchase of an aggregate quarry operation in the West segment in the prior year. We also had a decrease in interest income of $1.6 million as a result of less cash on hand, and a decrease of $800,000 in investment returns on our nonqualified defined benefit plans.
Income tax expense
Income tax expense decreased $4.6 million, corresponding with lower income before income taxes, offset slightly by a higher effective tax rate. Our effective tax rate for the first nine months of 2026 and 2025 was 27.2 percent and 25.5 percent, respectively. The increase in the effective tax rate is primarily due to a decrease in tax benefits.
Business Segment Financial and Operating Data
A discussion of key financial data from our business segments follows. We provide segment-level information by revenue, EBITDA and EBITDA margin, as these are the measures of profitability used by our chief operating decision maker to assess operational results.
Results of Operations - West

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$365.8	$396.0	(8)%	$867.9	$921.7	(6)%
EBITDA	$91.4	$91.8	(1)%	$162.8	$177.5	(8)%
EBITDA margin	25.0%	23.2%		18.8%	19.3%

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Aggregates	$99.3	$91.2	$244.0	$222.3
Ready-mix concrete	93.8	98.6	256.0	258.3
Asphalt	57.2	61.7	109.1	109.1
Other*	55.0	50.3	138.9	134.0
Contracting services	140.4	170.4	306.0	359.2
Internal sales	(79.9)	(76.2)	(186.1)	(161.2)
	$365.8	$396.0	$867.9	$921.7
*Other includes cement, merchandise, transportation services and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Revenue decreased $30.2 million for the quarter, primarily due to less available contracting services work in Oregon and California. In addition, decreased demand in Oregon resulted in lower ready-mix volumes, which caused a $10.6 million decline in revenue. These decreases were partially offset by increased ready-mix and aggregates pricing across the segment, which resulted in an increase in revenue of $15.4 million, as well as contributions from acquisitions.
EBITDA decreased 1 percent for the quarter, driven primarily by lower revenues, as previously mentioned, and lower margin contracting services work related to competitive market dynamics and the type of work. Increased aggregate margins due to higher pricing and production cost efficiencies, along with higher ready-mix pricing, largely offset the decrease in contracting services in the quarter.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Revenue decreased $53.8 million year-over-year, primarily due to less available public agency and private contracting services work in Oregon and California. In addition, decreased demand in Oregon resulted in lower ready-mix sales volumes, which caused a $12.3 million decline in revenue. These decreases were partially offset by increased ready-mix, aggregates, and cement pricing across the segment, which resulted in an increase in revenue of $35.3 million, as well as contributions from acquisitions.
EBITDA decreased 8 percent year-over-year, primarily as a result of lower revenues previously mentioned, as well as lower margin contracting services work related to competitive market dynamics and less available work, in addition to higher production and delivery costs on ready-mix. Results were further impacted by the absence of a $3.5 million one-time gain recognized in the first quarter of 2025 due to a bargain purchase acquisition, and lower gains on asset sales of $2.4 million in the first nine months of 2026. These decreases were slightly offset by increased pricing, as previously mentioned, and higher aggregate margins as a result of higher pricing and production cost efficiencies.

Results of Operations - Mountain

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$308.1	$229.8	34%	$625.8	$471.9	33%
EBITDA	$55.8	$50.7	10%	$78.6	$65.4	20%
EBITDA margin	18.1%	22.1%		12.6%	13.8%

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Aggregates	$45.4	$34.9	$95.2	$72.2
Ready-mix concrete	46.2	42.1	111.6	90.9
Asphalt	63.4	42.2	108.7	71.5
Other*	1.2	—	2.4	—
Contracting services	221.3	155.5	435.5	314.2
Internal sales	(69.4)	(44.9)	(127.6)	(76.9)
	$308.1	$229.8	$625.8	$471.9
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Revenue increased $78.3 million for the quarter, primarily due to increased contracting services revenue from additional asphalt paving work. Companies acquired in the first quarter of 2026 contributed an additional $26.3 million of revenue. Additionally, higher sales volumes of aggregates, ready-mix and asphalt from our legacy operations contributed $23.5 million of increases, while improved pricing within our legacy ready-mix and aggregate operations further supported the overall increase.
EBITDA improved $5.1 million for the quarter, primarily due to higher revenues, as previously mentioned. The impact of higher revenue was partially offset by lower margin contracting services work due to the type of work and the impact of increased competition. Further, selling, general and administrative costs were $4.9 million higher, primarily related to additional overhead costs from the three companies acquired in the first quarter of 2026, as well as increased payroll-related costs.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Revenue increased $153.9 million, primarily due to favorable weather allowing for early season work, which positively impacted all product lines across the segment. Contracting services revenue in Idaho increased $70.5 million, which resulted in an associated increase in asphalt volumes. Higher pricing for aggregates and ready-mix contributed $11.3 million of additional revenue to our legacy operations. In addition, three companies acquired in the first quarter of 2026 also contributed to the growth.
EBITDA improved 20 percent year-over-year, largely due to higher revenues, as previously mentioned. Slightly offsetting the improvement was lower margin contracting services work due to the type of work and the impact of increased competition. Further, selling, general and administrative costs were $12.5 million higher, mostly related to additional overhead costs from the three acquired companies during the first quarter and increased payroll to cover administrative and labor costs.

Index
Results of Operations - Central

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$462.0	$434.4	6%	$888.8	$757.4	17%
EBITDA	$102.1	$99.7	2%	$128.9	$119.8	8%
EBITDA margin	22.1%	23.0%		14.5%	15.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Aggregates	$105.0	$92.0	$208.8	$170.9
Ready-mix concrete	130.2	120.7	283.9	226.6
Asphalt	94.5	96.5	151.7	146.8
Other*	11.9	12.2	29.6	27.2
Contracting services	242.9	230.5	417.4	363.3
Internal sales	(122.5)	(117.5)	(202.6)	(177.4)
	$462.0	$434.4	$888.8	$757.4
*Other includes merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Revenue increased $27.6 million for the quarter, primarily driven by an increase in contracting services as a result of more available public-agency work in North Dakota, which also contributed to the increase in aggregate and asphalt volumes in the state. In addition, an increase in third-party aggregate sales was supported by supplying data center projects in North Dakota and Texas. Further, contributions from the December 2025 acquisition of Texcrete led to ready-mix volumes that were more than twice as high in Texas compared to the prior year.
EBITDA improved $2.4 million, largely due to the increase in aggregates volumes as previously mentioned. EBITDA margin decreased primarily due to the geographic and end-market mix of ready-mix volumes.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Revenue increased $131.4 million, primarily driven by a $54.1 million increase in contracting services revenue as a result of more available public-agency work in North Dakota and Minnesota, as well as an increase in asphalt volumes associated with the contracting services work. In addition, contributions from the acquisition of Texcrete in December 2025 led to ready-mix volumes that were more than twice as high in Texas as the prior year. Aggregate volumes also contributed $35.2 million of additional revenue, largely related to supplying data center projects in North Dakota and Texas, as well as more available work.
EBITDA improved $9.1 million, largely the result of higher revenues as previously mentioned, as well as aggregate and asphalt production efficiencies across the product lines. Gross profit on contracting services work also improved slightly in the year due to more work. Partially offsetting the increase was the absence of gains on asset sales of $7.8 million from the prior year, primarily in Texas.

Index
Results of Operations - Energy Services

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Revenue	$168.4	$169.2	—%	$291.9	$280.5	4%
EBITDA	$32.4	$39.7	(18)%	$47.6	$48.9	(3)%
EBITDA margin	19.3%	23.4%		16.3%	17.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Liquid Asphalt	$147.1	$148.8	$256.6	$246.9
Other*	25.4	25.5	45.1	42.7
Internal sales	(4.1)	(5.1)	(9.8)	(9.1)
	$168.4	$169.2	$291.9	$280.5
*Other includes fabric and spreading, burner fuels, merchandise and other products that individually are not considered to be a core line of business for the segment.

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Revenue decreased $800,000, primarily driven by lower sales volumes in certain markets, offset in part by pricing and volume increases in California as a result of improved market opportunities.
EBITDA decreased $7.3 million, largely as a result of lower volumes as mentioned previously, and lower margins resulting from higher material input costs. These impacts were partially offset by lower railcar maintenance and other costs.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Revenue increased $11.4 million, primarily driven by pricing increases in California that resulted in $12.3 million in additional revenue due to improved market conditions. This increase was offset in part by lower volumes in other markets resulting from competitive market dynamics.
EBITDA decreased $1.3 million, primarily as a result of higher material input costs, partially offset by lower railcar maintenance and other costs.

Corporate Services and Eliminations
Corporate Services includes all expenses related to the corporate functions of our company, as well as insurance activity at our captive insurer; interest expense on a majority of our long-term debt; interest income; and unrealized gains or losses on investments for nonqualified benefit plans.
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
During the third quarter of 2026, Corporate Services contributed negative EBITDA of $13.5 million, which was comparable to the prior year, as a result of flat selling, general and administrative costs year-over-year. Unrealized losses on our nonqualified defined benefit plans compared to prior year gains and higher due diligence and integration costs related to corporate development and completed acquisitions were offset by a favorable insurance adjustment of $3.5 million in the quarter.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
During the first nine months of 2026, Corporate Services contributed negative EBITDA of $44.8 million, which was comparable to the prior year, as a result of flat selling, general and administrative costs year-over-year. Lower due diligence and integration costs related to corporate development and completed acquisitions and a favorable insurance adjustment of $3.5 million, were offset by increased salaries and burden.

Index
Liquidity and Capital Resources
At September 30, 2026, we had unrestricted cash and cash equivalents of $118.0 million, working capital of $872.0 million and borrowing capacity of $448.2 million on our revolving credit facility, net of our outstanding letters of credit. Working capital is calculated as current assets less current liabilities. As of September 30, 2026, we had sufficient liquid assets and borrowing capacity to meet our financial commitments, debt obligations and anticipated capital expenditures for at least the next 12 months.
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
The ability to fund our cash needs will depend on the ongoing ability to generate cash from operations and obtain debt financing with competitive rates. We rely on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations, particularly in the first half of the year, due to the seasonal nature of the business. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of debt, organic growth and strategic business development transactions.
Capital expenditures
We are committed to disciplined capital allocation, including reinvesting in our company to maintain fixed assets, improve operations and grow our business.
We currently estimate total 2026 capital expenditures for maintenance and improvement to be between $170 million and $200 million. For the nine months ended September 30, 2026, we spent $127.6 million, largely on the replacement of construction equipment and plant improvements.
Additionally, for the nine months ended September 30, 2026, we spent $266.7 million on growth initiatives, which consisted of $185.7 million on acquisitions and $81.0 million on aggregate expansion and greenfield projects. For the remainder of 2026, we estimate spending of $55.4 million on organic growth projects. Capital expenditures for future acquisitions and new organic growth opportunities would be incremental to our outlined capital program. It is anticipated that capital expenditures for the remainder of 2026 will be funded by various sources, including cash flows from operations and debt.
Cash flows

	Nine Months Ended
	September 30,
	2026	2025
	(In millions)
Net cash provided by (used in)
Operating activities	$60.9	$82.6
Investing activities	(386.9)	(783.0)
Financing activities	379.9	500.4
Increase (decrease) in cash, cash equivalents and restricted cash	53.9	(200.0)
Cash, cash equivalents and restricted cash -- beginning of year	123.4	281.1
Cash, cash equivalents and restricted cash -- end of period	$177.3	$81.1

Index
Operating activities

	Nine Months Ended
	September 30,
	2026	2025	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$102.6	$125.1	$(22.5)
Adjustments to reconcile net income to net cash provided by operating activities	182.6	141.2	41.4
Changes in current assets and liabilities, net of acquisitions:
Receivables	(346.2)	(267.5)	(78.7)
Inventories	(22.5)	(15.3)	(7.2)
Other current assets	16.4	3.8	12.6
Accounts payable	97.3	72.5	24.8
Other current liabilities	30.5	16.7	13.8
Pension and postretirement benefit plan contributions	(0.4)	(0.5)	0.1
Other noncurrent charges	0.6	6.6	(6.0)
Net cash provided by operating activities	$60.9	$82.6	$(21.7)
Cash provided by operating activities for the nine months ended September 30, 2026, decreased $21.7 million compared to the nine months ended September 30, 2025, largely related to higher working capital needs and a decrease in net income. Cash used by working capital components totaled $224.5 million for the nine months ended September 30, 2026, compared to $189.8 million for the nine months ended September 30, 2025. This increase in cash usage was primarily the result of higher working capital needs due to the increase in revenues, as discussed in Business Segment Financial and Operating Data, higher aggregate inventory balances, due in part to higher costs of aggregates inventory, and the timing of interest payments, primarily associated with the Term Loan B that was amended May 15, 2026. Partially offsetting these increases in cash usage is the timing of taxes paid and fluctuations in the timing of payments on accounts payable.
Investing activities

	Nine Months Ended
	September 30,
	2026	2025	Variance
	(In millions)
Capital expenditures	$(208.6)	$(290.3)	$81.7
Acquisitions, net of cash acquired	(185.7)	(528.0)	342.3
Net proceeds from sale or disposition of property and other	10.4	38.3	(27.9)
Investments	(3.0)	(3.0)	—
Net cash used in investing activities	$(386.9)	$(783.0)	$396.1
The decrease in cash used in investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily the result of decreased cash used for acquisition activity and aggregate reserve replacements. The decrease in cash usage was offset in part by the absence of proceeds from the sale of ready-mix operations in the Central segment in the first quarter of 2025, as discussed in Note 10, and non-strategic asset sales in both the West and Central segments.

Index
Financing activities

	Nine Months Ended
	September 30,
	2026	2025	Variance
	(In millions)
Issuance of long-term debt	$400.0	$520.0	$(120.0)
Repayment of long-term debt	(10.9)	(5.9)	(5.0)
Debt issuance costs	(3.8)	(11.1)	7.3
Tax withholding on stock-based compensation	(5.4)	(2.6)	(2.8)
Net cash provided by financing activities	$379.9	$500.4	$(120.5)
Cash flows provided by financing activities for the nine months ended September 30, 2026, decreased compared to the nine months ended September 30, 2025. In the second quarter of 2026, we entered into a second amendment to our secured credit agreement, increasing our Term Loan B by an aggregate principal amount of $400 million, while in 2025 we issued a $500 million Term Loan B. We had no borrowings against our revolving credit facility as of September 30, 2026.
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
At September 30, 2026, our long-term debt reflected an increase of approximately $389.2 million from the balance at December 31, 2025. This increase is primarily due to the second amendment to our secured credit facility increasing our Term Loan B facility by $400.0 million. The funds from the Term Loan B were used to repay borrowings under the revolving credit agreement, working capital needs and general corporate purposes.
At September 30, 2026, our total estimated interest payments over the life of our debt reflected an increase of approximately $82.8 million from the total estimated interest payments at December 31, 2025. This increase is primarily due to the amendment to our Term Loan B facility and borrowings under our revolving credit facility, as previously mentioned.
Off-Balance Sheet Arrangements
Surety Bonds and Letters of Credit
In the normal course of business, we have surety bonds and letters of credit related to contracts for contracting services, reclamation obligations and insurance policies of our subsidiaries. In the event a subsidiary of Knife River does not fulfill a bonded obligation, we would be responsible to the surety bond company or for a draw on our letter of credit for completion of the contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, we will likely continue to enter into surety bonds for our subsidiaries in the future. At September 30, 2026, approximately $765.8 million of surety bonds and $51.9 million of letters of credit were outstanding, of which the letters of credit balance reduced availability under our revolving credit facility. These balances were not reflected on the Consolidated Balance Sheet.
Other than the surety bonds and letters of credit above, we did not have any off-balance sheet arrangements as of September 30, 2026.
Defined benefit pension plans
We have frozen noncontributory qualified defined benefit pension plans for certain employees. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans. Costs of providing these benefits are dependent upon assumptions of future conditions and bear the risk of changing.
In August 2026, the Company's board of directors approved the termination of our qualified noncontributory defined benefit pension plans with a termination date of November 30, 2026. We expect the termination process to extend through 2028 and include participant elections, regulatory filings, and the purchase of annuity contracts for certain participants.

Index
The termination is expected to reduce future administrative costs, compliance requirements and financial statement volatility associated with maintaining the plans. Upon completion of the settlement transactions, we expect to recognize previously unrecognized actuarial losses currently included in accumulated other comprehensive loss. The amount and timing of any future settlement charges have not been finalized and will depend on participant elections, annuity pricing, interest rates and other factors.
Aside from the termination, there were no material changes to our qualified noncontributory defined benefit pension plans from those reported in the 2025 Annual Report. We do not expect to make any pension plan contributions in 2026 as the plans are fully funded. For more information, see Part II, Item 8 in the 2025 Annual Report.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Net income	$137.9	$143.2	$102.6	$125.1
Depreciation, depletion and amortization	55.7	53.4	164.1	142.4
Interest expense, net	23.9	22.4	68.1	57.1
Income taxes	50.7	50.2	38.3	42.9
EBITDA	$268.2	$269.2	$373.1	$367.5
Unrealized (gains) losses on benefit plan investments	1.0	(1.1)	(1.5)	(2.2)
Stock-based compensation expense	2.4	2.9	7.8	8.5
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	0.1	1.8	0.2	3.3
Adjusted EBITDA	$271.7	$272.8	$379.6	$377.1

Revenue	$1,275.6	$1,203.7	$2,624.3	$2,390.9
Net income margin	10.8%	11.9%	3.9%	5.2%
EBITDA margin	21.0%	22.4%	14.2%	15.4%
Adjusted EBITDA margin	21.3%	22.7%	14.5%	15.8%
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
Interest rate risk
As of September 30, 2026, we had $1.1 billion of outstanding borrowings under our Term Loan A, Term Loan B and revolving credit facility, which bear interest at a variable rate. As of September 30, 2026, the weighted-average rate in effect was 5.62 percent, therefore, a hypothetical increase of 1.00 percent to the interest rate at September 30, 2026, would increase the all-in rate to 6.62 percent, the effect of which would increase the Company's interest expense by $11.5 million over the next 12 months based on the balances outstanding for these borrowings as of September 30, 2026.
At September 30, 2026, we had no outstanding interest rate hedges.
Commodity price risk
We are subject to commodity price risk with respect to price changes in diesel fuel, liquid asphalt and cement. Our annual costs associated with diesel fuel, liquid asphalt and cement in 2026, assuming comparable volumes to 2025, would be $727.0 million. Accordingly, a hypothetical 10 percent change in the prices of these commodities could increase or decrease, respectively, our operating costs for 2026 by $72.7 million based on the average per unit cost associated with diesel fuel, liquid asphalt and cement for the nine months ended September 30, 2026. We do not use any derivative or hedging instruments to manage commodity price risk. However, we generally use price increases, escalation clauses in construction services contracts, fuel surcharges and purchase commitments to mitigate the impacts of higher costs and reduce the impact to EBITDA, although these measures may not always be sufficient to offset these increased costs.

Index
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
Except as noted above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3.1	Second Amended and Restated Certificate of Incorporation of Knife River Corporation			8-K		3.1	5/28/25	1-41642
3.2	Second Amended and Restated Bylaws of Knife River Corporation			8-K		3.2	5/28/25	1-41642
10.1+	Knife River Corporation Section 16 Officers and Directors with Indemnification Agreements Chart, as of September 29, 2026	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knife River Corporation

DATE:	November 3, 2026	BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President and Chief Financial Officer

		BY:	/s/ Peggy S. Rebstock
Peggy S. Rebstock
Vice President, Chief Accounting Officer and Controller